Form 10-Q
period 1996-03-25
AMERICAN RESTAURANT GROUP INC
filed 1996-05-09
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                      ---------------------------------


                                   FORM 10-Q


         (Mark One)
         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 25, 1996

                                       OR

         [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                        American Restaurant Group, Inc.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                        33-48183               33-0193602
- - -------------------------------         ------------         -------------------
(State or other jurisdiction of         (Commission           (I.R.S. employer
incorporation or organization)          File Number)         identification no.)


                            450 Newport Center Drive
                            Newport Beach, CA 92660
                               (714) 721-8000
         -------------------------------------------------------------
         (Address and telephone number of principal executive offices)



               --------------------------------------------------
               Former name, former address and former fiscal year
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes   X            No
                                                        -----             -----

The number of outstanding shares of the Company's Common Stock (one cent par value) as of April 29, 1996 was 93,150.

                        AMERICAN RESTAURANT GROUP, INC.

                                     INDEX


                                                                               PAGE
                                                                               ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Condensed Balance Sheets  . . . . . . . . . . . .     1

             Consolidated Statements of Income  . . . . . . . . . . . . . .     3

             Consolidated Statements of Cash Flows  . . . . . . . . . . . .     4

             Notes to Consolidated Condensed Financial Statements . . . . .     5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .     6

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .     9

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                      DECEMBER 25, 1995 AND MARCH 25, 1996
                      ------------------------------------


ASSETS                                                 December 25,       March 25,
                                                           1995             1996
                                                       ------------     ------------
                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                 $ 10,385,000     $  3,956,000
  Accounts receivable, net of reserve of
    $777,000 and $781,000 at December 25, 1995
    and March 25, 1996, respectively                      7,734,000        7,901,000
    Inventories                                           6,597,000        6,419,000
    Prepaid expenses                                      4,607,000        2,836,000
                                                       ------------     ------------
      Total current assets                               29,323,000       21,112,000
                                                       ------------     ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                             52,991,000       52,991,000
  Buildings and leasehold improvements                  141,382,000      141,623,000
  Fixtures and equipment                                 90,520,000       90,557,000
  Property held under capital leases                     13,067,000       13,067,000
  Construction in progress                                3,749,000        5,448,000
                                                       ------------     ------------
                                                        301,709,000      303,686,000
  Less -- Accumulated depreciation                      130,679,000      134,111,000
                                                       ------------     ------------
                                                        171,030,000      169,575,000
                                                       ------------     ------------
OTHER ASSETS -- NET                                      48,700,000       47,529,000
                                                       ------------     ------------
    Total Assets                                       $249,053,000     $238,216,000
                                                       ============     ============





The accompanying notes are an integral part of these consolidated condensed statements.
    (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDER'S                  December 25,       March 25,
EQUITY                                                    1995             1996
                                                      ------------     -------------
                                                                        (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                    $ 29,239,000     $  23,182,000
  Accrued liabilities                                   14,112,000        10,918,000
  Accrued insurance                                     16,694,000        18,306,000
  Accrued interest                                       5,925,000           903,000
  Accrued payroll costs                                 10,171,000        10,681,000
  Current portion of obligations
    under capital leases                                   858,000           870,000
  Current portion of long-term debt                      8,131,000        22,455,000
                                                      ------------     -------------
    Total current liabilities                           85,130,000        87,315,000
                                                      ------------     -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                       9,344,000         9,127,000
  Long-term debt                                       214,678,000       197,726,000
                                                      ------------     -------------
    Total long-term liabilities                        224,022,000       206,853,000
                                                      ------------     -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding
    at December 25, 1995 or
    March 25, 1996                                           -                -

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding
    at December 25, 1995 or
    March 25, 1996                                           -                -

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value;  1,000,000
    shares authorized; 93,150 shares issued
    and outstanding at December 25, 1995 and
    March 25, 1996                                           1,000            1,000
  Paid-in capital                                       56,132,000       63,247,000
  Accumulated deficit                                 (116,232,000)    (119,200,000)
                                                      ------------     ------------
    Total common stockholder's deficit                 (60,099,000)     (55,952,000)
                                                      ------------     ------------
   Total liabilities and common
    stockholder's equity                              $249,053,000     $238,216,000
                                                      ============     ============





  The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

         FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1995 AND MARCH 25, 1996
         --------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                        Thirteen Weeks Ended
                                                   ------------------------------
                                                     March 27,        March 25,
                                                       1995             1996
                                                   -------------    -------------
REVENUES                                           $ 114,715,000    $ 114,598,000

RESTAURANT COSTS:
  Food and beverage                                   35,642,000       36,850,000
  Payroll                                             34,602,000       34,365,000
  Direct operating                                    26,784,000       27,451,000
  Depreciation and amortization                        6,063,000        5,124,000

GENERAL AND ADMINISTRATIVE EXPENSES                    7,735,000        6,667,000
                                                   -------------    -------------
  Operating profit                                     3,889,000        4,141,000

INTEREST EXPENSE, net                                  6,883,000        7,097,000
                                                   -------------    -------------
  Loss before provision for income taxes              (2,994,000)      (2,956,000)

PROVISION FOR INCOME TAXES                                 4,000           12,000
                                                   -------------    -------------
  Net loss                                         $  (2,998,000)   $  (2,968,000)
                                                   =============    =============





  The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

         FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1995 AND MARCH 25, 1996
         --------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                        March 27,        March 25,
                                                          1995             1996
                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 114,886,000    $ 114,431,000
  Cash paid to suppliers and employees                 (105,099,000)    (110,761,000)
  Interest paid, net                                    (11,864,000)     (12,095,000)
  Income taxes paid                                          (4,000)         (12,000)
                                                      -------------    -------------
    Net cash used in operating activities                (2,081,000)      (8,437,000)
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (4,271,000)      (2,078,000)
  Net (increase) decrease in other assets                   418,000         (151,000)
  Proceeds from disposition of assets                        25,000            -
                                                      -------------    -------------
    Net cash used in investing activities                (3,828,000)      (2,229,000)
                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                  (93,000)      (2,652,000)
  Net increase in deferred debt costs                        (5,000)         (21,000)
  Payments on capital lease obligations                    (195,000)        (205,000)
  Contribution from parent                                    -            7,115,000
                                                      -------------    -------------
    Net cash provided by (used in)
      financing activities                                 (293,000)       4,237,000
                                                      -------------    -------------

NET DECREASE IN CASH                                     (6,202,000)      (6,429,000)

CASH, at beginning of period                             15,032,000       10,385,000
                                                      -------------    -------------
CASH, at end of period                                $   8,830,000    $   3,956,000
                                                      =============    =============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                            $  (2,998,000)   $  (2,968,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                       6,063,000        5,124,000
      Loss on disposition of assets                         158,000           33,000
      Accretion on indebtness                                21,000           24,000
      Loss on value of interest rate swap                    59,000            -
      (Increase) decrease in current assets:
        Accounts receivable, net                            171,000         (167,000)
        Inventories                                         201,000          178,000
        Prepaid expenses                                    486,000        1,523,000
      Increase (decrease) in current liabilities:
        Accounts payable                                  2,277,000       (6,057,000)
        Accrued liabilities                              (4,800,000)      (3,227,000)
        Accrued insurance                                 1,853,000        1,612,000
        Accrued interest                                 (5,061,000)      (5,022,000)
        Accrued payroll                                    (511,000)         510,000
                                                      -------------    -------------
           Net cash used in operating activities      $  (2,081,000)   $  (8,437,000)
                                                      =============    ==============


  The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and March 25, 1996, and the results of its operations and its cash flows for the thirteen weeks ended March 27, 1995 and March 25, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 1995.


2.       SUBSIDIARY GUARANTORS

         Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are unconditionally jointly and severally liable for the obligations of the Company under the Company's 12% Senior Secured Notes, due September 15, 1998, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following discussion and analysis of American Restaurant Group, Inc.'s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Thirteen weeks ended March 27, 1995 and March 25, 1996:

Revenues. Total revenues decreased from $114.7 million in the first quarter of 1995 to $114.6 million in the first quarter of 1996 reflecting a decrease in comparable restaurant revenues of 2.0%. During the twelve months ended March 25, 1996, the Company opened three new restaurants and closed one poor performing restaurant. There were 246 restaurants operating as of March 27, 1995 and 248 operating as of March 25, 1996.

Black Angus revenues increased 4.3% to $67.8 million in the first quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of three new restaurants in California (one of which opened late in the first quarter of 1995) and increased television advertising. Comparable restaurant revenues increased 1.6% as compared to the prior year.

Grandy's revenues decreased 11.3% to $22.7 million in the first quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the first quarter of 1996 were 11.6% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. Franchise revenues were $0.5 million in the first quarter of 1995 and 1996.

Other revenues decreased from $24.2 million in the first quarter of 1995 to $24.1 million in the same period of 1996. The Company opened one new restaurant and closed one poor performing restaurant during the twelve months ended March 25, 1996. Comparable restaurant revenues decreased 1.8%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.1% in the first quarter of 1995 to 32.2% in the first quarter of 1996. The increase was primarily due to higher seafood costs at Black Angus.

Payroll Costs. As a percentage of revenues, labor costs decreased from 30.2% in the first quarter of 1995 to 30.0% in the first quarter of 1996. The decrease was partially due to reduced health insurance costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the first quarter from 23.3% in 1995 to 24.0% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.3% in the first quarter of 1995 to 4.4% in the same period of 1996. The decrease was due primarily to the furniture, fixtures and equipment purchased in the 1987 acquisition which became fully depreciated in February 1995 and the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 13.8% from $7.7 million in the first quarter of 1995 to $6.7 million in the first quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 6.7% to 5.8%.

Operating Profit. Due to the above items, operating profit increased from $3.9 million in the first quarter of 1995 to $4.1 million in the first quarter of 1996. As a percentage of revenues, operating profit increased 0.2% from 3.4% to 3.6%.

Interest Expense - Net. Interest expense increased from $6.9 million in the first quarter of 1995 to $7.1 million in the first quarter of 1996. The increase was primarily due to higher interest income in the first quarter of 1995 and a higher average debt balance in the first quarter of 1996. The Company's average stated interest rate decreased from 11.6% in the first quarter of 1995 to 11.5% in the first quarter of 1996. The weighted average debt balance (excluding capitalized lease obligations) increased from $215.0 million in the first quarter of 1995 to $220.1 million in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 25, 1996, the Company had a working capital deficit of $66.2 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $4.3 million in 1995 and $2.1 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

The Company has amended its credit facilities to provide for a working capital facility of $5.0 million until June 30, 1996 and a letter of credit facility of
$13.5 million until September 30, 1996.   Each of such facilities was fully
utilized as of March 25, 1996. In conjunction with these extensions, the Company agreed to make certain asset sales. Prior to its scheduled expiration, the Company will seek to replace or further extend its letter of credit facility.

In March 1996, American Restaurant Group Holdings, Inc. ("Holdings"), the parent of the Company, completed a private placement of its 14% senior discount debentures due 2005 at an aggregate offering price of approximately $7.1 million. Substantially all of the net proceeds of the offering were contributed by Holdings to the Company. The net proceeds were used by the Company for general corporate purposes.

The Company is currently in negotiation for a sale/leaseback of 24 Black Angus restaurants and, separately, for a sale and agreement to manage 38 Grandy's restaurants, for total gross proceeds of $88.0 million. If these transactions are consummated, all but $10.0 million of the net proceeds of these transactions will be used to repay senior debt. These transactions are expected to close in June 1996. The Company also intends to negotiate an extension of the maturities of its debt. Thus, although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including the transactions discussed above, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

A covenant in the Company's senior secured notes specifies that, if at the end of any two consecutive fiscal quarters the Company's net worth falls below a minimum amount, the Company is obligated to make an offer to purchase ten percent of the principal amount of its senior secured notes ($17.0 million) plus accrued interest. The Company's net worth was less than this minimum at December 25, 1995 and at March 25, 1996 and, accordingly, the Company has classified this $17.0 million in the current portion of long-term debt. The Company is required to notify the senior secured note holders ("Note Holders") by May 25, 1996 of these circumstances and the Note Holders have until June 24, 1996 to accept such offer. Once the notification is made, each Note Holder has the right to either accept or decline the offer. With respect to the senior secured notes of any Note Holder who does not accept such offer, the Company has no further purchase requirement and the portion of the $17.0 million offer not so accepted remains payable in the ordinary course along with the balance of the senior secured notes. If the Note Holders do not waive their rights to such purchase and the Company is unable to meet the payment demand, the Note Holders would have the right to accelerate the entire face amount of the senior secured notes ($170.0 million). If such right is exercised, the holders of the Company's other debt would have the right to accelerate such debt.

In addition, the Company is currently in default under a net worth maintenance covenant in its senior credit agreement.

Management believes that such purchase of $17.0 million of senior secured notes will not be required because the Company intends to seek a waiver of this purchase obligation prior to May 25, 1996, in conjunction with the negotiations discussed above involving the repayment of a portion of its debt, together with an extension of maturities for its remaining debt. The Company also intends to seek a waiver of the net worth maintenance covenant in its senior credit agreement.

There can be no assurance, however, that the Company will be able to complete any of the above noted transactions or obtain any of the above noted waivers or extensions on acceptable terms.

PART II.         OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits


                                                                        Sequentially
                                                                          Numbered
     Exhibit No.                      Description                           Page
     -----------                      -----------                       ------------
         27.1       Financial  Data  Schedule,  which  is submitted
                    electonically  to  the Securities and Exchange
                    Commission for information only and not filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            AMERICAN RESTAURANT GROUP, INC.
                                                      (Registrant)




Date:      May 8, 1996                      By: /s/ WILLIAM J. MCCAFFREY, JR.
      ---------------------                     -----------------------------
                                                  William J. McCaffrey, Jr.
                                                    Vice President, Chief
                                                      Financial Officer