Form 10-Q
period 1996-06-24
AMERICAN RESTAURANT GROUP INC
filed 1996-08-13
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               (Mark One)
               [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 24, 1996

                                             OR

               [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________


                         American Restaurant Group, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                      33-48183             33-0193602
(State or other jurisdiction of     (Commission File      (I.R.S. employer
incorporation or organization)          Number)          identification no.)


                            450 Newport Center Drive
                           Newport Beach, CA 92660
                              (714) 721-8000
          (Address and telephone number of principal executive offices)


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
                                                    Yes   X     No
                                                         ---        ---

The number of outstanding shares of the Company's Common Stock (one cent par value) as of July 29, 1996 was 93,150.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX


                                                                                                   PAGE
                                                                                                   ----
PART I.               FINANCIAL INFORMATION


ITEM 1.               FINANCIAL STATEMENTS:

                      Consolidated Condensed Balance Sheets...........................              1

                      Consolidated Statements of Income...............................              3

                      Consolidated Statements of Cash Flows...........................              4

                      Notes to Consolidated Condensed Financial Statements............              5

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................              6

PART II.              OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K................................              9

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       DECEMBER 25, 1995 AND JUNE 24, 1996


ASSETS

                                                          December 25,                               June 24,
                                                              1995                                     1996
                                                                                                   (unaudited)
                                                          ------------                            ------------
CURRENT ASSETS:
  Cash                                                    $ 10,385,000                            $  4,406,000
  Accounts receivable, net of reserve of
    $777,000 and $831,000 at December 25, 1995
    and June 24, 1996, respectively                          7,734,000                               7,533,000
    Inventories                                              6,597,000                               6,612,000
    Prepaid expenses                                         4,607,000                               2,672,000
                                                          ------------                            ------------

      Total current assets                                  29,323,000                              21,223,000
                                                          ------------                            ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                52,991,000                              53,007,000
  Buildings and leasehold improvements                     141,382,000                             142,079,000
  Fixtures and equipment                                    90,520,000                              91,931,000
  Property held under capital leases                        13,067,000                              13,067,000
  Construction in progress                                   3,749,000                               5,447,000
                                                          ------------                            ------------

                                                           301,709,000                             305,531,000
  Less-- Accumulated depreciation                          130,679,000                             137,231,000
                                                          ------------                            ------------

                                                           171,030,000                             168,300,000
                                                          ------------                            ------------

OTHER ASSETS-- NET                                          48,700,000                              46,715,000
                                                          ------------                            ------------

    Total Assets                                          $249,053,000                            $236,238,000
                                                          ============                            ============


                 The accompanying notes are an integral part of
                    these consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDER'S                                                    December 25,            June 24,
EQUITY                                                                                     1995                  1996
                                                                                       ------------         -------------
                                                                                                              (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                     $ 29,239,000         $  25,108,000
  Accrued liabilities                                                                    14,112,000             7,232,000
  Accrued insurance                                                                      16,694,000            17,837,000
  Accrued interest                                                                        5,925,000             5,931,000
  Accrued payroll costs                                                                  10,171,000             9,524,000
  Current portion of obligations
    under capital leases                                                                    858,000               882,000
  Current portion of long-term debt                                                       8,131,000             5,372,000
                                                                                       ------------         -------------

    Total current liabilities                                                            85,130,000            71,886,000
                                                                                       ------------         -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                        9,344,000             8,903,000
  Long-term debt                                                                        214,678,000           214,719,000
                                                                                       ------------         -------------

    Total long-term liabilities                                                         224,022,000           223,622,000
                                                                                       ------------         -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior preferred stock, $0.01 par value; 1,400,000 shares authorized, no shares issued or outstanding at December 25, 1995 or
    June 24, 1996                                                                             -                    -

  Redeemable cumulative junior preferred stock, $0.01 par value; 100,000 shares authorized, no shares issued or outstanding at December 25, 1995 or
    June 24, 1996                                                                             -                    -

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 shares issued
    and outstanding at December 25, 1995 and
    June 24, 1996                                                                             1,000                1,000
  Paid-in capital                                                                        56,132,000           63,247,000
  Accumulated deficit                                                                  (116,232,000)        (122,518,000)
                                                                                       ------------         ------------

    Total common stockholder's deficit                                                  (60,099,000)         (59,270,000)
                                                                                       ------------         ------------

   Total liabilities and common
    stockholder's equity                                                               $249,053,000         $236,238,000
                                                                                       ============         ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

          FOR THE THIRTEEN WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996 AND THE TWENTY-SIX WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996

                                   (UNAUDITED)


                                                    Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                            ------------------------------         ----------------------------------
                                               June 26,           June 24,            June 26,              June 24,
                                                 1995               1996                1995                  1996
                                            ------------       ------------        ------------          ------------
REVENUES                                    $115,675,000       $111,071,000        $230,390,000          $225,669,000

RESTAURANT COSTS:
  Food and beverage                           35,572,000         34,821,000          71,214,000            71,671,000
  Payroll                                     33,904,000         33,143,000          68,506,000            67,508,000
  Direct operating                            27,349,000         27,715,000          54,133,000            55,166,000
  Depreciation and
    amortization                               5,652,000          4,988,000          11,715,000            10,112,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                                     8,385,000          6,587,000          16,120,000            13,254,000
                                            ------------       ------------        ------------          ------------

  Operating profit                             4,813,000          3,817,000           8,702,000             7,958,000

INTEREST EXPENSE, net                          7,038,000          7,097,000          13,921,000            14,194,000
                                            ------------       ------------        ------------          ------------

  Loss before provision
    for income taxes                          (2,225,000)        (3,280,000)         (5,219,000)           (6,236,000)

PROVISION FOR INCOME
  TAXES                                           27,000             38,000              31,000                50,000
                                            ------------       ------------        ------------          ------------

  Net loss                                  $ (2,252,000)      $ (3,318,000)       $ (5,250,000)         $ (6,286,000)
                                            ============       ============        ============          ============


                   The accompanying notes are an integral part
                  of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 1995 AND JUNE 24, 1996

                                   (UNAUDITED)

                                                           June 26,            June 24,
                                                            1995                 1996
                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                          $ 229,997,000        $ 225,865,000
  Cash paid to suppliers and employees                   (217,408,000)        (216,476,000)
  Interest paid, net                                      (13,857,000)         (14,140,000)
  Income taxes paid                                           (43,000)             (50,000)
                                                        -------------        -------------

    Net cash used in operating activities                  (1,311,000)          (4,801,000)
                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (10,353,000)          (4,484,000)
  Net (increase) decrease in other assets                     527,000             (609,000)
  Proceeds from disposition of assets                          26,000               10,000
                                                        -------------        -------------

    Net cash used in investing activities                  (9,800,000)          (5,083,000)
                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                   (249,000)          (2,766,000)
  Net increase in deferred debt costs                          (5,000)             (27,000)
  Payments on capital lease obligations                      (383,000)            (417,000)
  Contribution from parent                                         --            7,115,000
                                                        -------------        -------------

    Net cash provided by (used in)
      financing activities                                   (637,000)           3,905,000
                                                        -------------        -------------

NET DECREASE IN CASH                                      (11,748,000)          (5,979,000)

CASH, at beginning of period                               15,032,000           10,385,000
                                                        -------------        -------------

CASH, at end of period                                  $   3,284,000        $   4,406,000
                                                        =============        =============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                              $  (5,250,000)       $  (6,286,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                        11,715,000           10,112,000
      Loss on disposition of assets                           262,000              105,000
      Accretion on indebtedness                                42,000               48,000
      Loss on value of interest rate swap                      89,000                   --
      (Increase) decrease in current assets:
        Accounts receivable, net                             (393,000)             196,000
        Inventories                                           670,000              (15,000)
        Prepaid expenses                                      374,000            1,579,000
      Increase (decrease) in current liabilities:
        Accounts payable                                   (3,443,000)          (4,131,000)
        Accrued liabilities                                (4,843,000)          (6,911,000)
        Accrued insurance                                   1,930,000            1,143,000
        Accrued interest                                      (67,000)               6,000
        Accrued payroll                                    (2,397,000)            (647,000)
                                                        -------------        -------------

           Net cash used in operating activities        $  (1,311,000)       $  (4,801,000)
                                                        =============        =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.             MANAGEMENT OPINION

               The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and June 24, 1996, and the results of its operations and its cash flows for the twenty-six weeks ended June 26, 1995 and June 24, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

RESULTS OF OPERATIONS

Thirteen weeks ended June 26, 1995 and June 24, 1996:

Revenues. Total revenues decreased from $115.7 million in the second quarter of 1995 to $111.1 million in the second quarter of 1996 reflecting a decrease in comparable restaurant revenues of 3.8%. During the twelve months ended June 24, 1996, the Company opened one new restaurant and closed one poor performing restaurant. There were 247 restaurants operating as of June 26, 1995 and June 24, 1996.

Black Angus revenues increased 1.9% to $63.5 million in the second quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of one new restaurant in California and increased television advertising. Comparable restaurant revenues increased 0.5% as compared to the prior year.

Grandy's revenues decreased 15.7% to $22.8 million in the second quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the second quarter of 1996 were 14.4% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. The Company closed one poor performing restaurant during the twelve months ended June 24, 1996. Franchise revenues in the second quarter decreased due to international franchise fees.

Other revenues decreased from $26.3 million in the second quarter of 1995 to $24.7 million in the same period of 1996. Comparable restaurant revenues decreased 3.9%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 30.8% in the second quarter of 1995 to 31.4% in the second quarter of 1996. The increase was primarily due to higher meat costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 29.3% in the second quarter of 1995 to 29.8% in the second quarter of 1996. A decrease in worker's compensation expense was offset by an increase in restaurant management medical benefit costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the second quarter from 23.6% in 1995 to 25.0% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 4.9% in the second quarter of 1995 to 4.5% in the same period of 1996. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 21.4% from $8.4 million in the second quarter of 1995 to $6.6 million in the second quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 7.2% to 5.9%.

Operating Profit. Due to the above items, operating profit decreased from $4.8 million in the second quarter of 1995 to $3.8 million in the second quarter of 1996. As a percentage of revenues, operating profit decreased 0.8% from 4.2% to 3.4%.

Interest Expense - Net. Interest expense increased from $7.0 million in the second quarter of 1995 to $7.1 million in the second quarter of 1996. The increase was primarily due to a higher average debt balance in the second quarter of 1996. The Company's average stated interest rate remained equal at 11.5%. The weighted average debt balance (excluding capitalized lease obligations) increased from $215.0 million in the second quarter of 1995 to $220.0 million in the second quarter of 1996.

Twenty-six weeks ended June 26, 1995 and June 24, 1996:

Revenues. Total revenues decreased 2.0% from $230.4 million in the twenty-six weeks ended June 26, 1995 to $225.7 million in the twenty-six weeks ended June 24, 1996. Comparable restaurant revenues decreased 2.9%. There were 247 restaurants operating as of June 26, 1995 and June 24, 1996.

Black Angus revenues increased 3.1% to $131.3 million in 1996 as compared to the same period in 1995, reflecting an increase in comparable restaurant revenues of 1.1%. Comparable restaurant food sales increased 2.7% over the prior year while beverage sales decreased 3.5% partially as a result of deemphasizing the late-night lounge business and converting areas for late night dancing into additional dining room seating. There was one new California restaurant operating in 1996.

Grandy's revenues decreased 13.6% from $52.7 million in 1995 to $45.5 million in 1996. Comparable restaurant revenues were 13.0% lower than the prior year. Franchise revenues were $1.4 million and $1.0 million in 1995 and 1996, respectively.

Other revenues decreased 3.1% from $50.4 million in 1995 to $48.9 million in 1996. Comparable restaurant revenues decreased 2.6%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues increased from 30.9% in 1995 to 31.8% in 1996, due primarily to higher meat and seafood costs.

Payroll Costs. As a percentage of revenues, labor costs increased 0.3% from 29.7% in 1995 to 30.0% in 1996. The increase was due primarily to higher restaurant management medical benefit costs.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased 0.9% from 23.5% in 1995 to 24.4% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 5.1% in 1995 to 4.5% in 1996. As stated above, the decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 17.8% from $16.1 million in 1995 to $13.3 million in 1996. The decrease was due primarily to the reduction of administrative payroll costs mentioned above. General and administrative expenses as a percentage of revenues were 7.0% and 5.9% for 1995 and 1996, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $8.7 million in 1995 to $8.0 million in 1996. As a percentage of revenues, operating profit decreased from 3.8% to 3.5%.

Interest Expense. Interest expense increased from $13.9 million in 1995 to $14.2 million in 1996. The Company's average stated interest rate remained equal at 11.5%. Average borrowings (excluding capitalized lease obligations) increased from $215.0 million in 1995 to $220.0 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 24, 1996, the Company had a working capital deficit of $50.7 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $10.4 million in 1995 and $4.5 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

The Company's senior credit facilities provide for a working capital facility of $5.0 million until June 30, 1996 and a letter of credit facility of $13.5 million until September 30, 1996, subject to the extensions referred to below. Each of these facilities was fully utilized as of June 24, 1996.

Although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including expected asset sales or sale/leaseback transactions, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

The Company recently distributed a consent solicitation to its senior secured note holders which, as of August 12, 1996, had been agreed to by the requisite majority of note holders (subject to acceptance by the Company). Among other things, the consent replaces a net worth covenant with an EBITDA covenant and waives a default by the Company under the prior net worth covenant. In addition, the consent requires the Company to consummate asset sales or sale/leaseback transactions within specified time periods.

The Company has also concluded negotiations for an extension of the maturities of the working capital and letter of credit facilities under its senior credit agreement and for changes to its subordinated debt which replace a net worth covenant with an EBITDA covenant.

Finally, the Company is in the process of negotiating for a sale/leaseback of 24 Black Angus restaurants. If this transaction is consummated, the net proceeds will be used primarily to repay senior debt and, to a lesser extent, for reinvestment in the Company. The Company expects to pursue additional sale/leaseback transactions in the immediate future.

Each of the above agreements and transactions is subject to completion on terms acceptable to the Company. Thus, although the Company expects all of such agreements and transactions to be completed, there can be no assurance of such completion on acceptable terms.


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




                                          AMERICAN RESTAURANT GROUP, INC.
                                                  (Registrant)




Date:  August 12, 1996                    By:  /s/WILLIAM J. MCCAFFREY, JR.
       ---------------                         ----------------------------
                                               William J. McCaffrey, Jr.
                                               Vice President, Chief
                                               Financial Officer