Form 10-Q
period 1996-09-23
AMERICAN RESTAURANT GROUP INC
filed 1996-11-04
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                              -------------------


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 23, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________



                        AMERICAN RESTAURANT GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                        33-48183               33-0193602
------------------------------        ----------------       ------------------
(State or other jurisdiction of       (Commission File        (I.R.S. employer
incorporation or organization)             Number)           identification no.)



                            450 Newport Center Drive
                            Newport Beach, CA 92660
                               (714) 721-8000
-------------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)


-------------------------------------------------------------------------------
               Former name, former address and former fiscal year
                         if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No
                              ----         -----

The number of outstanding shares of the Company's Common Stock (one cent par value) as of October 28, 1996 was 93,150.

                        AMERICAN RESTAURANT GROUP, INC.

                                     INDEX



                                                                                          PAGE
                                                                                          ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:

             Consolidated Condensed Balance Sheets  . . . . . . . . . . . . . . . . . . .   1

             Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . .   3

             Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .   4

             Notes to Consolidated Condensed Financial Statements . . . . . . . . . . . .   5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .   9

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------

                    DECEMBER 25, 1995 AND SEPTEMBER 23, 1996
                    ----------------------------------------


                                                                             December 25,           September 23,
                                                                                 1995                    1996
                                                                             ------------           ------------
                                                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                       $ 10,385,000           $  6,060,000
  Accounts receivable, net of reserve of
    $777,000 and $849,000 at December 25, 1995
    and September 23, 1996, respectively                                        7,734,000              7,720,000
    Inventories                                                                 6,597,000              6,582,000
    Prepaid expenses                                                            4,607,000              2,624,000
                                                                             ------------           ------------

      Total current assets                                                     29,323,000             22,986,000
                                                                             ------------           ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                   52,991,000             23,163,000
  Buildings and leasehold improvements                                        141,382,000            117,673,000
  Fixtures and equipment                                                       90,520,000             92,881,000
  Property held under capital leases                                           13,067,000             13,067,000
  Construction in progress                                                      3,749,000              6,763,000
                                                                             ------------           ------------

                                                                              301,709,000            253,547,000
  Less -- Accumulated depreciation                                            130,679,000            127,894,000
                                                                             ------------           ------------

                                                                              171,030,000            125,653,000
                                                                             ------------           ------------

OTHER ASSETS -- NET                                                            48,700,000             49,482,000
                                                                             ------------           ------------

    Total Assets                                                             $249,053,000           $198,121,000
                                                                             ============           ============





              The accompanying notes are an integral part of these
                       consolidated condensed statements.

    (consolidated condensed balance sheets continued on the following page)

                                                                             December 25,           September 23,
                                                                                 1995                   1996
                                                                             ------------           -------------
                                                                                                     (unaudited)
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  29,239,000          $  30,649,000
  Accrued liabilities                                                          14,112,000             13,703,000
  Accrued insurance                                                            16,694,000             17,223,000
  Accrued interest                                                              5,925,000                598,000
  Accrued payroll costs                                                        10,171,000             11,016,000
  Current portion of obligations
    under capital leases                                                          858,000                895,000
  Current portion of long-term debt                                             8,131,000                343,000
                                                                            -------------          -------------

    Total current liabilities                                                  85,130,000             74,427,000
                                                                            -------------          -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                              9,344,000              8,670,000
  Long-term debt                                                              214,678,000            182,839,000
                                                                            -------------          -------------

    Total long-term liabilities                                               224,022,000            191,509,000
                                                                            -------------          -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding
    at December 25, 1995 or
    September 23, 1996                                                              -                      -

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding
    at December 25, 1995 or
    September 23, 1996                                                              -                      -

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 shares issued
    and outstanding at December 25, 1995 and
    September 23, 1996                                                              1,000                  1,000
  Paid-in capital                                                              56,132,000             63,247,000
  Accumulated deficit                                                        (116,232,000)          (131,063,000)
                                                                            -------------          -------------

    Total common stockholder's deficit                                        (60,099,000)           (67,815,000)
                                                                            -------------          -------------

   Total liabilities and common
     stockholder's equity                                                   $ 249,053,000          $ 198,121,000
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

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
     ----------------------------------------------------------------------
   AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
   -------------------------------------------------------------------------

                                  (UNAUDITED)


                                               Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                        -----------------------------------        ----------------------------------
                                        September 25,         September 23,        September 25,        September 23,
                                            1995                  1996                 1995                 1996
                                        ------------          ------------         ------------         ------------
REVENUES                                $108,252,000          $107,319,000         $338,642,000         $332,988,000

RESTAURANT COSTS:
  Food and beverage                       33,287,000            33,802,000          104,501,000          105,473,000
  Payroll                                 33,211,000            33,428,000          101,717,000          100,936,000
  Direct operating                        27,455,000            28,756,000           81,588,000           83,922,000
  Depreciation and amortization            5,486,000             5,075,000           17,201,000           15,187,000

GENERAL AND ADMINISTRATIVE EXPENSES        7,024,000             6,753,000           23,144,000           20,007,000
                                        ------------          ------------         ------------         ------------

  Operating profit (loss)                  1,789,000              (495,000)          10,491,000            7,463,000

INTEREST EXPENSE, net                      7,019,000             6,941,000           20,940,000           21,135,000
                                        ------------          ------------         ------------         ------------

  Loss before provision
    for income taxes and
    extraordinary loss                    (5,230,000)           (7,436,000)         (10,449,000)         (13,672,000)

PROVISION FOR INCOME TAXES                    14,000                14,000               45,000               64,000
                                        ------------          ------------         ------------         ------------

  Loss before extraordinary loss          (5,244,000)           (7,450,000)         (10,494,000)         (13,736,000)

  Extraordinary loss on
    extinguishment of debt                     -                 1,095,000                -                1,095,000
                                        ------------          ------------         ------------         ------------

  Net loss                              $ (5,244,000)         $ (8,545,000)        $(10,494,000)        $(14,831,000)
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

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1995 AND SEPTEMBER 23, 1996
   -------------------------------------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                                 September 25,            September 23,
                                                                                     1995                     1996
                                                                                 ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                  $ 339,178,000            $ 332,995,000
  Cash paid to suppliers and employees                                           (320,060,000)            (313,058,000)
  Interest paid, net                                                              (25,968,000)             (26,390,000)
  Income taxes paid                                                                   (66,000)                 (64,000)
                                                                                -------------            -------------

    Net cash used in operating activities                                          (6,916,000)              (6,517,000)
                                                                                -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (13,386,000)              (8,138,000)
  Net (increase) decrease in other assets                                             439,000               (1,858,000)
  Proceeds from disposition of assets                                                  28,000               49,433,000
                                                                                -------------            -------------

    Net cash provided by (used in) investing activities                           (12,919,000)              39,437,000
                                                                                -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                           (347,000)             (40,248,000)
  Borrowings on indebtedness                                                       11,000,000                  549,000
  Net increase in deferred debt costs                                                  (5,000)               (4,024,000)
  Payments on capital lease obligations                                              (576,000)                (637,000)
  Contribution from parent                                                              -                    7,115,000
                                                                                -------------            -------------
    Net cash provided by (used in)
      financing activities                                                         10,072,000              (37,245,000)
                                                                                -------------            -------------

NET DECREASE IN CASH                                                               (9,763,000)              (4,325,000)

CASH, at beginning of period                                                       15,032,000               10,385,000
                                                                                -------------            -------------

CASH, at end of period                                                          $   5,269,000            $   6,060,000
                                                                                =============            =============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net loss                                                                      $ (10,494,000)           $ (14,831,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Extraordinary loss on
        extinguishment of debt                                                          -                    1,095,000
      Depreciation and amortization                                                17,201,000               15,187,000
      Loss on disposition of assets                                                     3,000                  412,000
      Accretion on indebtedness                                                        65,000                   72,000
      Loss on value of interest rate swap                                              95,000                    -
      (Increase) decrease in current assets:
        Accounts receivable, net                                                      536,000                    7,000
        Inventories                                                                 1,441,000                   15,000
        Prepaid expenses                                                               84,000                1,551,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                           (6,970,000)               1,410,000
        Accrued liabilities                                                        (3,710,000)              (7,482,000)
        Accrued insurance                                                           1,572,000                  529,000
        Accrued interest                                                           (5,188,000)              (5,327,000)
        Accrued payroll                                                            (1,551,000)                 845,000
                                                                                -------------            -------------

           Net cash used in operating activities                                $  (6,916,000)           $  (6,517,000)
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

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 25, 1995 and September 23, 1996, and the results of its operations and its cash flows for the thirty-nine weeks ended September 25, 1995 and September 23, 1996. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 1995 and the Company's current report on Form 8-K, File No. 33-48183, dated September 13, 1996.

2.       SUBSIDIARY GUARANTORS

         Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are unconditionally jointly and severally liable for the obligations of the Company under the Company's 13% Senior Secured Notes, due September 15, 1998, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of American Restaurant Group, Inc.'s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.


RESULTS OF OPERATIONS

Thirteen weeks ended September 25, 1995 and September 23, 1996:

Revenues. Total revenues decreased from $108.3 million in the third quarter of 1995 to $107.3 million in the third quarter of 1996 reflecting a decrease in comparable restaurant revenues of 1.8%. During the twelve months ended September 23, 1996, the Company opened three new restaurants and closed two poor performing restaurants. There were 248 restaurants operating as of September 25, 1995 and 249 operating as of September 23, 1996.

Black Angus revenues increased 4.2% to $59.9 million in the third quarter of 1996 as compared to the same period in 1995. The increase was due to the addition of one new restaurant in Washington, one in Nevada, and one in Arizona as well as increased television advertising. Comparable restaurant revenues increased 2.4% as compared to the prior year.

Grandy's revenues decreased 10.3% to $22.8 million in the third quarter of 1996 as compared to the same period in 1995. Comparable restaurant revenues in the third quarter of 1996 were 10.8% lower than the same period in 1995, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. The Company closed two poor performing restaurants during the twelve months ended September 23, 1996. Franchise revenues in the third quarter increased due to international franchise fees.

Other revenues decreased from $25.4 million in the third quarter of 1995 to $24.6 million in the same period of 1996. Comparable restaurant revenues decreased 2.2%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 30.7% in the third quarter of 1995 to 31.5% in the third quarter of 1996. The increase was primarily due to higher seafood and grocery costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.7% in the third quarter of 1995 to 31.1% in the third quarter of 1996. The increase was due to higher restaurant management payroll costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the third quarter from 25.4% in 1995 to 26.8% in 1996. The increase was due primarily to higher advertising expenses as well as occupancy expense which increased with the sale/leaseback of 25 restaurants.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.1% in the third quarter of 1995 to 4.7% in the same period of 1996. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 3.9% from $7.0 million in the third quarter of 1995 to $6.8 million in the third quarter of 1996. The decrease was due primarily to the December 1995 restructuring of administrative personnel which resulted in a reduction of payroll costs. General and administrative expenses as a percentage of revenues decreased from 6.5% to 6.3%.

Operating Profit. Due to the above items, operating profit decreased from $1.8 million in the third quarter of 1995 to an operating loss of $0.5 million in the third quarter of 1996. A $0.3 million loss on the sale/leaseback of one Spoons restaurant is included in 1996. As a percentage of revenues, operating profit decreased from 1.7% to -0.5%.

Interest Expense - Net. Interest expense decreased from $7.0 million in the third quarter of 1995 to $6.9 million in the third quarter of 1996. The decrease was primarily due to a lower average debt balance in the third quarter of 1996. The Company's average stated interest rate increased from 11.5% in the third quarter of 1995 to 11.7% in the third quarter of 1996. The weighted average debt balance (excluding capitalized lease obligations) decreased from $216.8 million in the third quarter of 1995 to $214.8 million in the third quarter of 1996.

Extraordinary Loss. An extraordinary loss of $1.1 million occurred in September 1996 with the extinguishment of a bank loan and a portion of the Company's senior secured notes. The extraordinary loss resulted in a non-cash charge to expense for capitalized debt costs associated with the debt repaid.

Thirty-nine weeks ended September 25, 1995 and September 23, 1996:

Revenues. Total revenues decreased 1.7% from $338.6 million in the thirty-nine weeks ended September 25, 1995 to $333.0 million in the thirty-nine weeks ended September 23, 1996. Comparable restaurant revenues decreased 2.6%.
There were 248 restaurants operating as of September 25, 1995 and 249 restaurants operating as of September 23, 1996.

Black Angus revenues increased 3.5% to $191.1 million in 1996 as compared to the same period in 1995, reflecting an increase in comparable restaurant revenues of 1.5%. Comparable restaurant food sales increased 2.8% over the prior year while beverage sales decreased 2.6% partially as a result of deemphasizing the late-night lounge business and converting areas for late night dancing into additional dining room seating. There were three new restaurants operating in 1996.

Grandy's revenues decreased 12.5% from $78.1 million in 1995 to $68.3 million in 1996. Comparable restaurant revenues were 12.3% lower than the prior year for the reasons noted above. Franchise revenues were $2.1 million and $1.9 million in 1995 and 1996, respectively.

Other revenues decreased 3.0% from $75.8 million in 1995 to $73.5 million in 1996. Comparable restaurant revenues decreased 2.5%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues increased from 30.9% in 1995 to 31.7% in 1996, due primarily to higher seafood and grocery costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.0% in 1995 to 30.3% in 1996. The increase was due primarily to higher restaurant management payroll costs.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased from 24.1% in 1995 to 25.2% in 1996. The increase was due primarily to higher advertising expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 5.1% in 1995 to 4.6% in 1996. As stated above, the decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses decreased 13.6% from $23.1 million in 1995 to $20.0 million in 1996. The decrease was due primarily to the reduction of administrative payroll costs mentioned above. General and administrative expenses as a percentage of revenues were 6.8% and 6.0% for 1995 and 1996, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $10.5 million in 1995 to $7.5 million in 1996. As a percentage of revenues, operating profit decreased from 3.1% to 2.2%.

Interest Expense. Interest expense increased from $20.9 million in 1995 to $21.1 million in 1996. The Company's average stated interest rate increased slightly from 11.5% in 1995 to 11.6% in 1996. Average borrowings (excluding capitalized lease obligations) increased from $215.3 million in 1995 to $218.3 million in 1996.

Extraordinary Loss. As stated above, the extraordinary loss was the result of a non-cash charge to expense for capitalized debt costs associated with the debt repaid in September 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 23, 1996, the Company had a working capital deficit of $51.4 million.

The Company estimates that capital expenditures of $10.0 million to $13.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $3.0 million to $6.0 million on new restaurants in 1996, primarily during the second half of 1996, and depending on market conditions, to increase its capital expenditures for new restaurants thereafter. Total capital expenditures year to date were $13.4 million in 1995 and $8.1 million in 1996. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

On August 28, 1996, the Company's senior secured note holders consented to an amendment which increased the interest rate from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The consent also replaced a net worth covenant with an EBITDA covenant and requires the Company to consummate asset sales or sale/leaseback transactions prior to December 31, 1996. After completing the sale/leaseback of the 24 restaurants mentioned below, the Company is required to generate net cash proceeds from additional asset sales or sale/leasebacks of $25.0 million.

On September 13, 1996, the Company completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48.1 million and simultaneously executed long-term leases under which it will continue to operate the restaurants.

The proceeds of the transaction have been applied in accordance with the requirements of ARG's debt instruments, as follows: to redeem at par principal and interest thereon of its senior secured notes in the amount of $34.3 million; to repay bank debt and to partially cash collateralize outstanding letters of credit in a combined amount of $4.8 million; for fees and expenses of this transaction as well as ARG's recently completed consent solicitation in a total amount of $4.6 million; and $4.4 million retained by ARG to be invested in productive assets within six months.

The Company's senior credit facilities provide for a letter of credit facility of $13.5 million until March 31, 1997. This letter of credit facility was fully utilized as of September 23, 1996. Having repaid the outstanding bank loan mentioned above, the Company does not have a working capital facility. Although the Company is highly leveraged, based upon current and projected levels of operations and anticipated growth, the Company expects that cash flow generated from operations together with its other available sources of liquidity, including additional asset sales or sale/leaseback transactions, will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements.

The Company expects to pursue additional sale/leaseback transactions in the immediate future subject to completion on terms acceptable to the Company. Thus, although the Company expects such transactions to be completed, there can be no assurance of such completion on acceptable terms.


PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      List of Exhibits



  Exhibit No.                          Description
  -----------                          -----------
     27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

  (b)      Reports on Form 8-K

           The Company filed a current report on Form 8-K dated September 13, 1996, with the Securities and Exchange Commission relating to the sale/leaseback transaction of 24 restaurants as mentioned above.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              AMERICAN RESTAURANT GROUP, INC.
                                              (Registrant)




Date: November 4, 1996                        By: /s/ WILLIAM J. MCCAFFREY, JR.
                                                 ------------------------------
                                                      William J. McCaffrey, Jr.
                                                      Vice President, Chief
                                                      Financial Officer