Form 10-K405
period 1996-12-30
AMERICAN RESTAURANT GROUP INC
filed 1997-04-14
CIK 853083

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

       For the fiscal year ended December 30, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

       For the transition period from _______________ to _______________

       Commission file number:   33-48183
                                 --------

                       AMERICAN RESTAURANT GROUP, INC.
 ----------------------------------------------------------------------------
           Exact Name of Registrant as Specified in Its Charter


                 Delaware                                  33-0193602
 ----------------------------------------           -------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        450 Newport Center Drive
       Newport Beach, California                             92660
-----------------------------------------            ------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (714) 721-8000
-----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
          Title of Each Class                 on Which Registered
          -------------------                ---------------------
                 None                                 None

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               ------     ------

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of March 3, 1997 was 93,150.

                        AMERICAN RESTAURANT GROUP, INC.

                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I

ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

ITEM 3     LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . .     6


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . . . .     6

ITEM 6.    SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . .     7

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . .     8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . .    12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . .    12


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . .    13

ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .    14

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . .    15

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .    16


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
           AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . .    17

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

American Restaurant Group, Inc., a Delaware corporation (the "Company"), through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. The Company was formed on August 13, 1986 by Anwar S. Soliman, Chairman of the Board and Chief Executive Officer of the Company and other members of current senior management, to acquire certain operations of Saga Corporation, a wholly owned subsidiary of Marriott Corporation (the "Acquisition"). The Acquisition was completed in February 1987. (Prior to the completion of the Acquisition, the Company had no significant operations.) The Company is a wholly owned subsidiary of American Restaurant Group Holdings, Inc., a Delaware corporation ("Holdings").

As of December 30, 1996, the Company operated 247 restaurants located in 17 states, principally California and Texas. The Company operates five restaurant divisions: Black Angus (western-style steak houses specializing in steak and prime rib), Grandy's (family-oriented, quick-service restaurants specializing in fried and grilled chicken, country-fried steak and country breakfasts), Spoons (casual-style restaurants featuring fajitas, salads and hamburgers), Spectrum (upscale Northern Italian, American and Mexican specialty restaurants) and National Sports Grill (sports-theme restaurants featuring generous portions and microbrewery beers). In addition, as of December 30, 1996, Grandy's franchised 56 restaurants in the southern United States.

DIVISION OVERVIEW

BLACK ANGUS

As of December 30, 1996, Black Angus operated 101 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steak houses located primarily in California, the Pacific Northwest and Arizona. During the year, the Company expanded the Black Angus restaurants into two new markets, Las Vegas, Nevada and Salt Lake City, Utah. The chain was founded in Seattle in 1964 and is the Company's largest restaurant concept. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and generally range in size from 6,600 to 12,000 square feet, seating 300 to 435 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining, attractive lounge areas with audio and video entertainment, parking facilities and, in some cases, dance floors. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

GRANDY'S

As of December 30, 1996, Grandy's operated 103 family-oriented quick-service restaurants located primarily in Texas, Oklahoma and Florida and franchised an additional 56 restaurants in the southern United States. The chain was founded in Lewisville, Texas in 1973. Grandy's restaurants are generally freestanding and are located near shopping malls or highly visible, heavily traveled areas. The restaurants range in size from 3,800 to 5,200 square feet and have dining areas, which generally seat 130 to 220 customers. All restaurants offer self-service and free-refill drinks, and all but two restaurants have drive-through service. Grandy's restaurants are generally open from 6:00 a.m. to 10:00 p.m. and serve breakfast, lunch and dinner. Grandy's differentiates itself from its competitors by offering complete home-style meals with limited service. Approximately 48% of Grandy's 1996 revenues were for consumption in the dining room as opposed to take out.

Grandy's domestic franchise agreements presently require initial fees of $15,000 to $25,000 per restaurant, ongoing royalties of 4% of sales (3% for some older franchises) and advertising expenditures of approximately 4% of sales. Grandy's provides certain support functions for franchisees, including initial training and ongoing monitoring and consultations. The Company does not provide financing for franchisees.

SPOONS

Spoons, founded in 1978, operated 20 casual-style restaurants as of December 30, 1996, all of which are located in California. Spoons restaurants are generally freestanding restaurants located in heavily traveled areas, ranging in size from 5,500 to 7,800 square feet and seating approximately 200 customers. These full-service restaurants average a 40-minute table turnover and offer booth and table seating in a casual, highly energetic atmosphere. In addition, each restaurant has a lounge area which also serves food. Spoons restaurants are generally open from 11:00 a.m. to 12:00 midnight and feature the same menu all day.

SPECTRUM

As of December 30, 1996, Spectrum, founded in 1970, operated 16 upscale, specialty restaurants located in California which serve either Northern Italian, contemporary American or Mexican cuisine. The division includes four "Prego" restaurants, three "Tutto Mare" restaurants, two "MacArthur Park" restaurants and seven other restaurants which, although operated under different names, generally concentrate on Northern Italian food. Spectrum restaurants vary in size and physical type but are primarily located in proximity to concentrations of young professionals and other upper-income customers. The restaurants are generally open from 11:00 a.m. to 12:00 midnight.

NATIONAL SPORTS GRILL

National Sports Grill, founded in 1993, operated six sports-theme restaurants as of December 30, 1996. This concept offers a menu featuring generous portions and microbrewery beers and provides multiple video telecasts of national and regional sporting events as well as interactive video games and other sporting related games.

National Sports Grill restaurants are freestanding and generally range in size from 10,000 to 17,000 square feet, seating approximately 200 to 300 customers. The restaurants feature a bar, a dining area, a billiards area and multiple video screens throughout. National Sports Grill restaurants are typically open from 11:00 a.m. to 12:00 midnight.

VELVET TURTLE

The Company operated one Velvet Turtle restaurant as of December 30, 1996. Velvet Turtle was a full-service, white-tablecloth restaurant chain catering to the special occasion diner and a more affluent, older customer. The Company closed the last Velvet Turtle restaurant in February 1997.

RESTAURANT OPERATIONS

The Company is operated as five separate divisions. The Black Angus and Grandy's divisions are each organized functionally with separate operations, marketing, finance, real estate and human resources departments. The three smaller divisions share among them certain support functions such as marketing, finance, administration and human resources. The Company provides strategic direction and approves major capital expenditures, annual budgets, and all salaries above a specific level. In addition, the Company provides purchasing, cash management, insurance and other treasury functions, and accounting and legal expertise, all on a centralized basis.

The Company's cash management system is highly sophisticated with controls down to the server level. The Company uses a centralized cash concentration system which sweeps all of its cash accounts on a daily basis. There is a central accounts payable and check writing system with approximately 9,000 vendors profiled on the system.

The Company uses a combination of in-house and outside contracted services for its management information system needs. In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant, division and corporate levels. The Company currently contracts for payroll services and for mainframe-based data processing.

Each restaurant is staffed with a General Manager who is directly responsible for the operation of the restaurant, including product quality, cleanliness, service, inventory, cash control and the appearance and conduct of store employees. Except for Grandy's, most restaurants also have one or two Assistant Managers and a Chef. Managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by each division. General Managers are supervised by District Managers, each of whom is responsible for approximately seven restaurants.

District Managers, General Managers, Assistant Managers and Chefs are eligible for bonuses under each division's extra compensation program, for which goals and objectives are established based on profitability, sales and other factors relating to the restaurants.

PURCHASING AND DISTRIBUTION

To ensure standards of quality and to maximize pricing efficiencies, a central Purchasing Department coordinates the supply of almost all restaurant items. The Company purchases products throughout the United States and abroad through agreements with various food-service vendors. The Company routinely uses public cold storage facilities and makes forward commitments in order to establish the availability and price of key food items such as beef and seafood. In order to achieve more favorable terms, during recent months the Company has chosen to concentrate its distribution among certain of its vendors but believes that it could replace any of these distributors on a timely basis.

COMPETITION AND MARKETS

All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition and the competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns and economic conditions. The Company's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. The Company believes that its principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety and quality of food products served; the quality and training of its employees; the experience and ability of its management; and the economies of scale enjoyed by the Company because of its size and geographic concentration. The Company continually monitors consumer tastes and adjusts and updates its menus accordingly. The Company operates a research facility near its headquarters which develops new menu items for each of the Company's concepts.

EMPLOYEES

At December 30, 1996, the Company employed approximately 14,800 persons, of whom approximately 13,800 were hourly employees in restaurants, approximately 800 were salaried employees in restaurants (managers and chefs) and approximately 200 were hourly and salaried employees in divisional and corporate management and administration. Approximately 70% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). None of the Company's facilities are unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

REGULATIONS

Each restaurant is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. In addition, each restaurant (except for Grandy's) is subject to licensing with respect to the sale of alcoholic beverages. The loss of licenses or permits by the Company's restaurants to sell alcohol would interrupt or terminate the Company's ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on the Company. The Company believes it has good relations with the various alcoholic beverage authorities.

The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Substantially all of the Company's restaurant employees are paid at rates related to the federal and state minimum wage, and accordingly increases in the minimum wage increase the Company's labor costs.

SERVICE MARKS

The Company regards its service marks and trademarks as important to the identification of its restaurants and believes they have significant value in the conduct of its business. The Company has registered various service marks and trademarks with the United States Patent and Trademark Office. In addition, certain marks have been registered in the State of California, in various other states and in certain foreign countries.

SEASONALITY

Except with respect to Grandy's, the Company's restaurant revenues and profitability are not subject to significant seasonal fluctuations. Grandy's revenues and profits are traditionally higher during the spring and summer months because of factors such as increased travel and improved weather conditions affecting the public's dining habits.

ITEM 2.  PROPERTIES

Of the 247 restaurants operated by the Company on December 30, 1996, the Company owns the land and building for 8, owns the building and leases the land for 97, and leases both land and building for the remaining 142 restaurants. Most of the Company's restaurants are freestanding and range from approximately 4,000 square feet for a Grandy's restaurant to as much as 17,000 square feet for a National Sports Grill restaurant. Most of the Company's leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance and other expenses.

In addition, the Company owns the land and building for the Grandy's headquarters in Lewisville, Texas, and leases office space for its other divisions and corporate headquarters in Los Altos, San Francisco, and Newport Beach, California. The Company also leases a facility in Newport Beach, California, which it uses for centralized research and development.

The following table sets forth, as of December 30, 1996, the number of Company-operated restaurants by division and state of operation:


                                             DIVISION
                       ------------------------------------------------------------------------
                                                                             NATIONAL
                         BLACK                                                SPORTS     VELVET         NUMBER OF
STATE                    ANGUS       GRANDY'S     SPOONS       SPECTRUM       GRILL      TURTLE        RESTAURANTS
-----                    -----       --------     ------       --------      --------    ------        -----------
California                56             2          20            16             6          1              101
Texas                      -            70           -             -             -          -               70
Oklahoma                   -            16           -             -             -          -               16
Washington                11             -           -             -             -          -               11
Arizona                    9             -           -             -             -          -                9
Florida                    -             9           -             -             -          -                9
Colorado                   5             -           -             -             -          -                5
Kansas                     -             5           -             -             -          -                5
Oregon                     5             -           -             -             -          -                5
Minnesota                  4             -           -             -             -          -                4
Indiana                    3             -           -             -             -          -                3
Hawaii                     2             -           -             -             -          -                2
Nevada                     2             -           -             -             -          -                2
New Mexico                 1             1           -             -             -          -                2
Alaska                     1             -           -             -             -          -                1
Idaho                      1             -           -             -             -          -                1
Utah                       1             -           -             -             -          -                1
                         ---           ---         ---           ---           ---        ---              ---
         Total           101           103          20            16             6          1              247
                         ===           ===         ===           ===           ===        ===              ===

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business, including claims arising out of personal injuries, contract lawsuits, employment practices and worker's compensation cases, the claims for which sometimes involve substantial damages. Based on information presently available, management does not believe that the outcome of such litigation will have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholder of the Company in the fourth quarter of 1996.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

American Restaurant Group Holdings, Inc., a Delaware corporation, was formed in 1993 and owns 100% of the Company's outstanding common stock. There is currently no market for the Company's common stock, nor is such anticipated in the near future. The Company has never paid dividends to its common stockholders and currently has no plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five periods ended December 30, 1996 has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent accountants, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                           Year ended (1)
                                               -------------------------------------------------------------------
                                               Dec. 28,       Dec. 27,       Dec. 26,      Dec. 25,       Dec. 30,
                                                 1992           1993           1994          1995         1996(2)
                                               --------       --------       --------      --------       --------
                                                                      (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus . . . . . . . . . . . . . . . .  $225,796       $235,345       $253,634      $243,624       $254,946
  Grandy's  . . . . . . . . . . . . . . . . .   106,701        111,166        109,301       101,839         90,962
  Other concepts  . . . . . . . . . . . . . .    92,520         91,398         97,471       100,503         99,516
                                               --------       --------       --------      --------       --------
        Total revenues  . . . . . . . . . . .   425,017        437,909        460,406       445,966        445,424

RESTAURANT COSTS:
  Food and beverage . . . . . . . . . . . . .   132,767        136,255        142,828       138,270        141,032
  Payroll . . . . . . . . . . . . . . . . . .   131,016        132,292        136,151       134,532        137,104
  Direct operating  . . . . . . . . . . . . .    95,419        109,462        108,382       110,399        114,589
  Depreciation and amortization . . . . . . .    26,330         25,682         26,400        22,819         20,386
                                               --------       --------       --------      --------       --------
      Total restaurant costs. . . . . . . . .   385,532        403,691        413,761       406,020        413,111

General and administrative expenses . . . . .    28,429         29,895         31,027        31,360         28,086

Non-cash charge for impairment
  of long-lived assets  . . . . . . . . . . .     -              -              -            20,178         13,205

Operating profit (loss) . . . . . . . . . . .    11,056          4,323         15,618       (11,592)        (8,978)

Interest expense, net . . . . . . . . . . . .    23,185         23,741         27,691        28,004         27,714

Net loss before extraordinary loss  . . . . .   (12,228)       (19,216)       (12,130)      (39,662)       (36,773)

Extraordinary loss on
  extinguishment of debt  . . . . . . . . . .   (17,775)       (10,790)         -             -             (1,688)

Net loss  . . . . . . . . . . . . . . . . . .  $(30,003)      $(30,006)      $(12,130)     $(39,662)      $(38,461)

Ratio of earnings to fixed
  charges -- (deficiency) (3) . . . . . . . .   (12,129)       (19,418)       (12,073)      (39,596)       (36,692)

BALANCE SHEET DATA:
Plant and equipment, net  . . . . . . . . . .  $190,017       $181,889       $181,496      $171,030       $101,169
Total assets. . . . . . . . . . . . . . . . .   298,494        291,989        282,438       249,053        172,129
Long-term obligations,
  including current portion . . . . . . . . .   215,627        228,612        226,394       233,011        182,137
Redeemable cumulative preferred stock . . . .    73,291          -              -             -              -
Common stockholder's equity (deficit) . . . .   (60,735)        (8,307)       (20,437)      (60,099)       (91,446)

-----------------------
(1) The Company's obligations under its 13% Senior Secured Notes due 1998 and 13% Senior Secured Notes due 1998, Series B (collectively the "Senior Secured Notes") are guaranteed by each of its subsidiaries (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because the Subsidiary Guarantors are unconditionally jointly and severally liable for the obligations of the Company under the Senior Secured Notes pursuant to such guarantees and the aggregate net assets, earnings and equity of such Subsidiary Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

(2)      The year ended December 30, 1996 included 53 weeks.

(3) For the purpose of determining the ratio of earnings to fixed charges, earnings consist of earnings before extraordinary loss, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 26, 1994, December 25, 1995 and December 30, 1996:

Revenues. Total revenues decreased 3.1% from $460.4 million in 1994 to $446.0 million in 1995 followed by a slight decrease to $445.4 million in 1996. The year ended December 30, 1996 includes a 53rd week which added $6.9 million to total revenues. Comparable restaurant revenues excluding the 53rd week decreased 2.9% from 1995. Six new restaurants were opened during 1996 offset by the closure of seven restaurants. There were 246, 248 and 247 restaurants operating at the end of 1994, 1995 and 1996, respectively.

Black Angus revenues decreased 3.9% from $253.6 million in 1994 to $243.6 million in 1995 then increased 4.6% to $254.9 million in 1996. The increase in 1996 revenues was the result of the 53rd week which added $4.2 million in revenues and the addition of six new restaurants. Total comparable restaurant revenues increased 0.2% in 1996. Comparable restaurant food sales increased 1.5% compared to 1995 while beverage sales decreased 3.9% as a result of de-emphasizing the late-night lounge business. There were six new restaurants opened in 1996, two in Arizona, two in Nevada, one in Washington and one in Utah.

Grandy's revenues decreased 6.8% from $109.3 million in 1994 to $101.8 million in 1995 followed by a 10.7% decrease to $91.0 million in 1996. The decrease in 1996 was the net result of the 53rd week which added $1.3 million in revenues, an 11.3% decrease in comparable restaurant revenues and the closure of seven poor performing restaurants. Franchise revenues were $2.5 million, $2.2 million and $2.0 million in 1994, 1995 and 1996, respectively.

Other revenues increased 3.1% from $97.5 million in 1994 to $100.5 million in 1995 then decreased 1.0% to $99.5 million in 1996. The decrease in 1996 was the net result of the 53rd week which added $1.4 million in revenues and a 1.9% decrease in comparable restaurant revenues in 1996.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.0% in 1994 and 1995 to 31.7% in 1996. The increase in 1996 was primarily a result of higher grocery expenses.

Payroll Costs. As a percentage of revenues, labor costs increased from 29.6% in 1994 to 30.2% in 1995 and then increased to 30.8% in 1996. The increase in 1996 was primarily a result of higher restaurant management costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased from 23.5% in 1994 to 24.8% in 1995 and then increased to 25.7% in 1996. The increase was a result of increased advertising expenses and higher occupancy costs.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, division and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.7% in 1994 to 5.1% in 1995 and then decreased to 4.6% in 1996. The decrease was primarily due to the non-cash reduction of the historical costs of certain long-lived assets in December 1995.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 6.7% in 1994, 7.0% in 1995 and 6.3% in 1996. The decrease in 1996 was due primarily to decreased division overhead payroll expenses.

Non-Cash Charge for Impairment of Long-Lived Assets. In December 1996 certain assets, including fixed assets and certain related intangible assets, were valued at less than their historic costs and resulted in a non-cash charge of $13.2 million. This non-cash charge was 3.0% of revenues. A similar non-cash charge of $20.2 million was recorded in 1995. There were no charges for impairment of long-lived assets in 1994.

Operating Profit. As a result of the items discussed above, operating profit decreased from $15.6 million in 1994 to an operating loss of $11.6 million in 1995 and then improved to an operating loss of $9.0 million in 1996 (an operating profit of $8.6 million in 1995 and $4.2 million in 1996 before the non-cash charge for impairment of long-lived assets). As noted in the discussion of revenues, the Company's divisions are not uniform in size or profitability. For example, for the fiscal year ended 1996, Black Angus had an operating profit of $19.1 million while Grandy's had an operating loss of $1.0 million.

Interest Expense - Net. Interest expense increased from $27.7 million in 1994 to $28.0 million in 1995 and then decreased to $27.7 million in 1996. The average interest rate on Company borrowings was 11.5%, 11.5% and 11.7% for 1994, 1995 and 1996, respectively. Average borrowings (excluding capitalized lease obligations) increased from $215.0 million in 1994 to $217.7 million in 1995 and then decreased to $208.2 million in 1996. Average borrowings declined in 1996 due to the payment of $43.9 million in principal on the Senior Secured Notes.

Income Taxes. Income taxes increased from a provision of $57,000 in 1994 to $66,000 in 1995 and then increased to $81,000 in 1996. The provisions represent amounts provided for certain minimum state income taxes.

Extraordinary Loss. An extraordinary loss of $1.7 million occurred in 1996 with the extinguishment of debt. This extraordinary loss resulted from a non-cash charge to expense for capitalized debt costs associated with the debt repaid. There were no extraordinary losses in 1994 or 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of December 30, 1996, the Company had cash of approximately $7.5 million and has essentially no debt amortization until September 1997. The Company also had $12.4 million outstanding under its letters of credit facility.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 30, 1996, the Company had a working capital deficit of $91.8 million which included $41.5 million in current portion of long-term debt.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company spent approximately $5.8 million on new restaurants in 1996. The Company expects to spend approximately $5.0 million for new restaurants in 1997. Total capital expenditures were $22.2 million in 1994, $16.3 million in 1995, and $13.3 million in 1996. Higher capital expenditures in 1994 resulted from the addition of five National Sports Grill restaurants, three Black Angus restaurants, two Grandy's restaurants, one Spoons restaurant and one Spectrum restaurant. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

On March 13, 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17.0 million producing aggregate proceeds of approximately $7.1 million. Substantially all of the net proceeds of the offering were contributed by Holdings to the Company. The net proceeds were used by the Company for general corporate purposes.

On August 28, 1996, the Company's Senior Secured Note holders consented to an amendment which increased the interest rate on substantially all of the Senior Secured Notes from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The amendment also replaced a net worth covenant with an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and required the Company to consummate asset sales or sale/leaseback transactions prior to December 31, 1996.

On September 13, 1996, the Company completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48.1 million and simultaneously executed long-term leases under which it will continue to operate the restaurants. The proceeds of the transaction have been applied in accordance with the requirements of the Company's debt instruments, as follows: to redeem at par principal and interest thereon of its Senior Secured Notes in the amount of $34.3 million; to repay bank debt and to partially cash collateralize outstanding letters of credit in a combined amount of $4.8 million; for fees and expenses of this transaction as well as the Company's above noted consent solicitation relating to the Senior Secured Notes in a total amount of $4.6 million; and $4.4 million retained by the Company to be invested in productive assets within six months. The Company recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1.1 million. In addition, a $5.9 million gain related to this sale/leaseback was deferred and will be amortized over the life of the underlying leases.

On December 13 ,1996, the Company completed a sale/leaseback transaction under which it sold the real property relating to 30 Grandy's restaurants for an aggregate sales price of $12.5 million and simultaneously executed a long-term lease under which it will continue to operate the restaurants. The proceeds of this transaction were applied in accordance with the requirements of the Company's debt instruments as follows: to redeem at par principal and interest thereon of its Senior Secured Notes in the amount of $9.9 million; to partially cash collateralize outstanding letters of credit in the amount of $1.1 million; for fees and expenses of this transaction in the amount of $0.9 million; and $0.6 million retained by the Company to be invested in productive assets within six months. The Company recorded a loss of $1.5 million on the sale of this property and an extraordinary loss of $0.6 million on extinguishment of debt relating to the write-off of capitalized debt costs.

During 1996, the Company also completed the sale of three additional Grandy's restaurants and the sale/leaseback of two Spoons restaurants, the proceeds of which were applied in accordance with the requirements of the Company's debt instruments. The combined aggregate sales price of these transactions was $3.9 million.

The Company was two weeks late in paying the quarterly interest of $1.2 million on its Subordinated Debt which was due December 15, 1996 and expects to be four weeks late in the quarterly payment which was due March 15, 1997. The Subordinated Debt provides for a 30-day grace period for interest payments.

In 1997, the Company was in default under a covenant that required certain sales or sale/leaseback transactions by December 31, 1996. On March 13,1997, the Company's Senior Secured Note holders consented to an amendment which replaced the EBITDA covenants for the year ended December 30, 1996 and for the four quarters ended March 31, 1997 with an EBITDA covenant for the twelve months ended May 31, 1997 (tested at the same level as would have been required for the four quarters ended March 31, 1997), reduced the amount of net cash proceeds from asset sales or sale/leaseback transactions required by December 31, 1996 to $15.0 million (which was accomplished) and waived any related existing defaults or events of default. The amendment provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1.6 million in the stated principal amount of the Senior Secured Notes and $1.2 million in the actual outstanding principal amount of the Senior Secured Notes.

Substantially all assets of the Company are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit.

At year end 1995 and 1996, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $14.4 million and $12.4 million, respectively.

The Company's senior credit facilities provide for a letter of credit facility of $11.0 million until July 31, 1997. This letter of credit facility was fully utilized as of March 3, 1997. Having repaid the outstanding bank loan in September 1996, the Company does not have a working capital facility.

The Company is highly leveraged and is pursuing additional asset sales which must be consummated in order to enable the Company to repay the required sinking fund payment of $41.5 million due September 15, 1997 on the Senior Secured Notes. Any additional asset sale proceeds in excess of the amount required to repay the Senior Secured Notes in full, together with any proceeds from additional refinancing, will be used to repay the Subordinated Debt. In the absense of such a sale, the Company believes it could otherwise restructure its debt. In addition, the Company expects to obtain a replacement letter of credit facility. However, there can be no assurance that any such asset sales or refinancing will be completed on acceptable terms.

The Company's net operating loss carryforwards may be subject to significant limitations on use or elimination under applicable provisions of the Internal Revenue Code of 1986, as amended, as a result of changes in ownership of the Company.

IMPACT OF INFLATION

Although inflationary increases in food, labor or operating costs could adversely affect operations, the Company has generally been able to offset increases in cost through price increases, labor scheduling and other management actions.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:


         NAME                   AGE             POSITION WITH COMPANY
------------------------        ---      ------------------------------------
[S]                             [C]      [C]
Anwar S. Soliman                 59      Chairman, Chief Executive Officer,
                                         Director
Ralph S. Roberts                 54      President, Chief Operating Officer,
                                         Director
William J. McCaffrey, Jr.        50      Chief Financial Officer, Vice
                                         President, Treasurer, Assistant
                                         Secretary, Director
Wilfred H. Partridge             67      Vice President - Purchasing
Patrick J. Kelvie                45      Secretary and General Counsel

Officers are elected by the Board of Directors and serve at the discretion of the board.

Anwar S. Soliman. Mr. Soliman has served as Chairman, Chief Executive Officer and a Director of the Company since its organization in 1986. Prior to joining the Company, Mr. Soliman was Executive Vice President of W. R. Grace & Co. ("Grace") and Group Executive of the Grace Restaurant Group, which he started in 1977. Mr. Soliman spent 22 years with Grace in various executive positions. He is also a trustee of the Orange County Museum of Art and a member of the Board Council of Boys Hope of California. Mr. Soliman received both a B. Commerce and an M.B.A. from Alexandria University and a Ph.D. from New York University.

Ralph S. Roberts. Mr. Roberts has served as a Director of the Company since 1991 and has served as the President and Chief Operating Officer of the Company since 1986. Mr. Roberts has over 25 years of experience in the restaurant industry and before joining the Company was Deputy Group Executive of Operations of the Grace Restaurant Group and Vice President of Grace. Prior to joining Grace in 1980, he was Vice President of the Stouffer Restaurant Division and President and co-founder of the Rusty Scupper restaurants. Mr. Roberts received a B.A. from Princeton University.

William J. McCaffrey, Jr. Mr. McCaffrey has served as a Director of the Company since 1991 and has served as the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of the Company since 1986. Prior thereto he was Chief Financial Officer of the Grace Restaurant Group, having spent 12 years with Grace. For eight years, Mr. McCaffrey was assistant to the Chief Executive Officer of Grace. He received a B.S. M.E. from the University of Notre Dame and an M.B.A. from Harvard University.

Wilfred H. Partridge. Mr. Partridge has served as Vice President responsible for purchasing and distribution for the Company since 1986. Mr. Partridge has over 30 years experience in the restaurant industry encompassing purchasing, production and distribution, as well as restaurant operations, and was President of Grace Restaurant Services before joining the Company. Mr. Partridge served as Vice President of Purchasing, Production and Distribution with Marriott Corporation (Bob's Big Boy Division) for 19 years. He served as Director of Manufacturing and Distribution for Foodmaker Company (Jack-in-the-Box) and also operated his own restaurants in the San Diego area. He received a B.A. in Commercial Science from Benjamin Franklin University.

Patrick J. Kelvie. Mr. Kelvie has served as General Counsel of the Company since 1987 and Secretary of the Company since 1989. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary of the Company. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation. Mr. Kelvie received a B.A. from the University of California at Berkeley and a J.D. from Harvard Law School.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation for services rendered in all capacities which the Company paid to or accrued for the Chief Executive Officer and each of the other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                           ------------------------------
                       ANNUAL COMPENSATION                                         AWARDS         PAYOUTS
-------------------------------------------------------------------------  ---------------------  -------
                                                                 OTHER                  NUMBER                 ALL
                                                                 ANNUAL    RESTRICTED     OF                  OTHER
     NAME AND                                                   COMPEN-      STOCK      OPTIONS/     LTIP     COMPEN-
PRINCIPAL POSITION            YEAR       SALARY     BONUS      SATION(b)    AWARD(S)     SARS      PAYOUTS   SATION(c)
------------------------------------------------------------------------  -----------  ---------   -------   ---------
Anwar S. Soliman              1996    $1,233,640   $     0      $ 96,125       -           -          -       $24,303
(Chairman and CEO)            1995     1,233,640         0        62,660       -           -          -        18,002
                              1994     1,189,580         0        92,635       -           -          -        17,552

Ralph S. Roberts              1996       704,935         0        48,295       -           -          -         8,351
(President and COO)           1995       704,935         0        28,230       -           -          -         8,351
                              1994       659,907         0        43,400       -           -          -         5,759

William J. McCaffrey, Jr.     1996       325,000         0 (a)     5,680       -           -          -        14,846
(Chief Financial Officer)     1995       311,539    30,000             0       -           -          -         9,571
                              1994       287,115    35,000         5,425       -           -          -         9,093

Wilfred H. Partridge          1996       290,000         0 (a)     7,610       -           -          -         5,754
(Vice President -             1995       279,231    30,000             0       -           -          -         5,884
 Purchasing)                  1994       259,692    35,000         7,325       -           -          -        26,982

Patrick J. Kelvie             1996       175,000         0 (a)         0       -           -          -         1,312
(Secretary and                1995       175,000         0             0       -           -          -         1,262
 General Counsel)             1994       167,731         0             0       -           -          -         1,849

---------------------
(a) Discretionary bonus amounts for Messrs. McCaffrey, Partridge and Kelvie were not determined as of March 3, 1997.

(b) Amounts shown are for reimbursement during the fiscal year for the payment of premiums and income taxes thereon relating to executive life and disability plans.

(c) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $24,303, $8,351, $12,471 and $3,510 for Messrs. Soliman, Roberts, McCaffrey and Partridge, respectively; and company matching contributions to a 401(k) plan of $2,375, $2,244 and $1,312 for Messrs. McCaffrey, Partridge and Kelvie, respectively.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to each executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                                  BASE        TERMINATION
NAME OF INDIVIDUAL             CAPACITY IN WHICH SERVED                          SALARY           DATE
------------------             ------------------------------------           ----------      -----------
Anwar S. Soliman               Chairman and Chief Executive Officer           $1,233,640        12/31/97
Ralph S. Roberts               President and Chief Operating Officer             704,935        12/31/97
Wilfred H. Partridge           Vice President - Purchasing                       290,000        12/31/97

Each of the agreements provides, among other things, for adjustments to the base salaries and automatic extensions of the termination date. The agreements also provide for certain other benefits, including, in the case of Mr. Soliman, one year's severance pay equal to his then salary in the event of disability or death; in the case of Mr. Roberts, one year's severance pay in the event of death and salary for the remainder of the calendar year in the event of disability; in the case of Mr. Partridge, six months severance pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreements of Mr. Soliman and Mr. Roberts each provide six months severance pay if either executive terminates his employment for cause. None of the Company's employment agreements provides for any salary obligations in the event of termination by the Company for cause.

SAVINGS PLAN

The Company currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $9,500 for 1996). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump sum form. Distributable benefits are based on the value of the participant's individual account balance which is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 1996, 100% of the Company matching contributions were vested for Messrs. McCaffrey, Partridge and Kelvie.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Holdings owns 100% of the Company's outstanding common stock. All of the Holdings' management stockholders have entered into a voting trust agreement in accordance with which Anwar S. Soliman, Chairman and Chief Executive Officer of the Company and of Holdings, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of December 31, 2001 or the earlier termination of the Voting Trust Agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 82.4% of the outstanding shares of Holdings' common stock (approximately 61% on a fully diluted basis).

As of March 3, 1997, certain holders of the senior discount debentures held approximately 18% of the shares of Holdings' common stock (approximately 13% on a fully diluted basis). Also certain holders of the Subordinated Debt held warrants of common stock of approximately 26% on a fully diluted basis.

The following table sets forth certain information regarding the beneficial ownership of Holdings common stock, as of March 3, 1997, by (i) each of the Company's directors, (ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person believed by the Company to own beneficially more than 5% of Holdings' outstanding common stock. As of March 3, 1997, Holdings owned all of the issued and outstanding capital stock of the Company.

                                                      AMOUNT AND NATURE            PERCENT
NAME AND ADDRESS(1)                                OF BENEFICIAL OWNERSHIP         OF CLASS
-------------------                                -----------------------         --------
Anwar S. Soliman                                           228,577 (1)                33.5%
Roberts Family Limited Partnership                         114,266                    16.8
William J. McCaffrey, Jr.                                   28,567                     4.2
Wilfred H. Partridge                                        28,567                     4.2
Patrick J. Kelvie                                            4,563                     0.7
Nomura Holding America Inc.                                 39,358 (2)                 5.8
Swiss Bank Corporation                                      39,355 (2)                 5.8
Cerberus Partners, L.P.                                     35,430 (2)                 5.2
Dean Witter, Discover & Co. and
  Dean Witter InterCapital Inc.                             78,557 (3)                11.5
All directors and officers of the
  Company as a group (5 persons)                           404,540                    59.4

---------------------
(1) Does not include 187,371 shares of Holdings common stock which Mr. Soliman is deemed to be the owner of pursuant to the Voting Trust Agreement.

(2) Represents warrants which are immediately exercisable at a nominal price per share. None of such warrants are exercisable after July 31, 2001.

(3) Pursuant to a Schedule 13G dated February 13, 1996, Dean Witter, Discover & Co. and Dean Witter InterCapital Inc. reported holding 78,557 shares the beneficial ownership of which they disclaimed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(c)      List of Exhibits




Exhibit No.                  Description
-----------                  -----------
   2.1            Purchase Agreement dated as of September 11, 1996 by and between ARG Property Management
                  Corporation and ARG Enterprises, Inc. and ARG Properties I, LLC.****

   2.2            Master lease dated September 11, 1996 between ARG Properties I, LLC, as Landlord and ARG
                  Enterprises, Inc. as Tenant.****

   2.3            Lease #06152 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG
                  Enterprises, Inc. as Tenant for Bloomington, Minnesota.****

   2.4            Lease #06153 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG
                  Enterprises, Inc. as Tenant for Fridley, Minnesota.****

   2.5            Lease #06154 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG
                  Enterprises, Inc. as Tenant for Minnetonka, Minnesota.****

   2.6            Lease #06155 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG
                  Enterprises, Inc. as Tenant for Roseville, Minnesota.****

   2.7            Lease dated September 11, 1996 between Safeway Inc., as Landlord and ARG Enterprises,
                  Inc., as Tenant.****

   2.8            Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to ARG
                  Properties I, LLC as Landlord.****

   2.9            A Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to Captec
                  Net Lease Realty, Inc. as Landlord for each of four Minnesota restaurants.****

   2.10           Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant and Safeway
                  Inc. as Landlord.****

   3.1            Amended and Restated Certificate of Incorporation of the Company, filed with the Secretary of State of Delaware on July 23, 1991.*

   3.2            Certificate of Amendment to Amended and Restated Certificate of Incorporation of the
                  Company, filed with the Secretary of State of Delaware on March 21, 1992.*

   3.3            By-Laws of the Company.*


Exhibit No.                  Description
-----------                  -----------
   4.1            Indenture, dated as of December 1, 1993, between the Company and U.S. Trust Company of
                  California, N.A., as Trustee (including specimen certificate of 12% Senior Secured Note due 1998, Series B).**

   4.2            Amended and Restated Credit Agreement, dated as of December 13, 1993, among the Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.**

   4.3            Second Amended and Restated Subordinated Loan Agreement, dated as of December 14, 1993, between the Company and Merrill Lynch Interfunding Inc.**

   4.4            Registration Rights Agreement, dated as of December 14, 1993, between the Company and
                  Merrill Lynch Interfunding Inc.**

   4.5            Stockholders and Registration Rights Agreement, dated as of December 14, 1993, among
                  American Restaurant Group Holdings, Inc. ("Holdings"), the Company, the stockholders parties thereto and Merrill Lynch Interfunding Inc.**

   4.6            Indenture, dated as of September 15, 1992, between the Company and U.S. Trust Company of
                  California, N.A., as Trustee (including the form of note).*

   4.7            Intercreditor Agreement, dated March 20, 1992, among Bankers Trust Company, as Collateral
                  Agent and as Agent, U.S. Trust Company of California, N.A., as Trustee, Merrill Lynch
                  Interfunding Inc., the Company and the Subsidiary Guarantors.*

   4.8            Acknowledgment to Intercreditor Agreement, dated as of December 13, 1993, between the
                  Lenders named therein and U.S. Trust Company of California, N.A., as Trustee.**

   4.9            First Supplemental Indenture, dated as of December 9, 1993, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of September
                  15, 1992.**

   4.10           Limited Waiver and Fourth Amendment to Amended and Restated Credit Agreement, dated
                  November 1, 1995, among the Company, the subsidiaries of the Company parties hereto,
                  Bankers Trust Company, as Agent, and the several banks named thereto.*****

   4.11           Limited Waiver and Fifth Amendment to Amended and Restated Credit Agreement, dated
                  February 27, 1996, among the Company, the subsidiaries of the Company parties hereto,
                  Bankers Trust Company, as Agent, and the several banks named thereto.*****


Exhibit No.                  Description
-----------                  -----------
   4.12           Limited Waiver and Sixth Amendment to Amended and Restated Credit Agreement, dated August
                  26, 1996, among the Company, the subsidiaries of the Company parties hereto, Bankers Trust
                  Company, as Agent, and the several banks named thereto.

   4.13           Limited Waiver and Seventh Amendment to Amended and Restated Credit Agreement, dated
                  September 10, 1996, among the Company, the subsidiaries of the Company parties hereto,
                  Bankers Trust Company, as Agent, and the several banks named thereto.

   4.14           Limited Waiver and Eighth Amendment to Amended and Restated Credit Agreement, dated
                  February 25, 1997, among the Company, the subsidiaries of the Company parties hereto,
                  Bankers Trust Company, as Agent, and the several banks named thereto.

   4.15           Limited Waiver and Ninth Amendment to Amended and Restated Credit Agreement, dated
                  February 27, 1997, among the Company, the subsidiaries of the Company parties hereto,
                  Bankers Trust Company, as Agent, and the several banks named thereto.

   4.16           Second Supplemental Indenture, dated as of August 28, 1996, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of September
                  15, 1992.

   4.17           Third Supplemental Indenture, dated as of January 15, 1997, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of September
                  15, 1992.

   4.18           Fourth Supplemental Indenture, dated as of March 13, 1997, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of September
                  15, 1992.

   4.19           First Supplemental Indenture, dated as of August 28, 1996, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of December 1,
                  1993.

   4.20           Second Supplemental Indenture, dated as of March 13, 1997, between the Company and U.S.
                  Trust Company of California, N.A., as Trustee under the Indenture dated as of December 1,
                  1993.

  10.1            Amended and Restated Employment Agreement, dated as of December 14, 1993, between the
                  Company and Anwar S. Soliman.***

  10.2            Amended and Restated Employment Agreement, dated as of December 14, 1993, between the
                  Company and Ralph S. Roberts.***

  10.3            Amended and Restated Employment Agreement, dated as of December 14, 1993, between the
                  Company and Wilfred H. Partridge.***

  21.1            Subsidiaries of the Company.***

  27.1            Financial Data Schedule, which is submitted electronically to the Securities and
                  Exchange Commission for information only.

---------------------------
    * Incorporated by reference to the Registrant's Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992, as amended with Amendment No. 1 filed on September 11, 1992.

   ** Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 14, 1993 filed with the Securities and Exchange Commission on December 30, 1993.

  *** Incorporated by reference to the Registrant's Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

 **** Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 13, 1996 filed with the Securities and Exchange Commission on September 30, 1996.

***** Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 25, 1995 filed with the Securities and Exchange Commission on March 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AMERICAN RESTAURANT GROUP, INC.


                                        By:     /s/ ANWAR S. SOLIMAN
                                            ---------------------------------
                                                    Anwar S. Soliman
                                            Chairman, Chief Executive Officer
                                                      and Director


                                                     April 11, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                      TITLE                            DATE
         ---------                                      -----                            ----

/s/   ANWAR S. SOLIMAN                         Chairman, Chief Executive             April 11, 1997
---------------------------------              Officer and Director
      Anwar S. Soliman                         (Principal Executive Officer)




/s/  WILLIAM J. MCCAFFREY, JR.                 Chief Financial Officer,              April 11, 1997
---------------------------------              Vice President, Treasurer,
     William J. McCaffrey, Jr.                 Assistant Secretary and
                                               Director (Principal Financial
                                               and Accounting Officer)




/s/   RALPH S. ROBERTS                         President, Chief Operating            April 11, 1997
---------------------------------              Officer and Director
      Ralph S. Roberts

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 25, 1995
         and December 30, 1996  . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations for the Years Ended
         December 26, 1994, December 25, 1995
         and December 30, 1996  . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Common Stockholder's
         Equity for Years Ended December 26, 1994,
         December 25, 1995 and December 30, 1996  . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows for Years
         Ended December 26, 1994, December 25, 1995
         and December 30, 1996  . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 25, 1995 and December 30, 1996, and the related consolidated statements of operations, common stockholder's equity (deficit) and cash flows for the years ended December 26, 1994, December 25, 1995 and December 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 25, 1995 and December 30, 1996, and the results of their operations and their cash flows for the years ended December 26, 1994, December 25, 1995 and December 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.b. and other notes to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficit, has a sinking fund payment of $41.5 million due September 15, 1997, and may be required to renegotiate its senior debt if it cannot meet amended covenants, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 2. of the financial statements, as required by FAS 121, effective December 25, 1995, the Company changed its method of accounting for the impairment of long-lived assets.




                                              ARTHUR ANDERSEN LLP


Orange County, California
February 28, 1997, except certain matters in Note 4. which date is March 13, 1997

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 25, 1995 AND DECEMBER 30, 1996

ASSETS

                                                  December 25,        December 30,
                                                      1995                1996
                                                  ------------        ------------
CURRENT ASSETS:
  Cash                                            $ 10,385,000        $  7,493,000
  Accounts receivable, net of
    reserve of $777,000 and
    $1,041,000 at December 25, 1995
    and December 30, 1996, respectively              7,734,000           7,465,000
  Inventories                                        6,597,000           6,818,000
  Prepaid expenses                                   4,607,000           4,485,000
                                                  ------------        ------------

         Total current assets                       29,323,000          26,261,000
                                                  ------------        ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                        52,991,000           6,158,000
  Buildings and leasehold improvements             141,382,000         110,071,000
  Fixtures and equipment                            90,520,000          84,162,000
  Property held under capital leases                13,067,000          12,375,000
  Construction in progress                           3,749,000           6,487,000
                                                  ------------        ------------

                                                   301,709,000         219,253,000
  Less -- Accumulated depreciation                 130,679,000         118,084,000
                                                  ------------        ------------

                                                   171,030,000         101,169,000
                                                  ------------        ------------

OTHER ASSETS:
  Intangible assets                                 14,137,000          13,039,000
  Deferred debt costs                               20,439,000          20,168,000
  Leasehold interests                               10,176,000           9,946,000
  Franchise rights                                   8,798,000           6,876,000
  Liquor licenses and other                          3,899,000           6,259,000
  Cost in excess of net assets acquired             14,671,000          13,305,000
                                                  ------------        ------------

                                                    72,120,000          69,593,000
  Less -- Accumulated amortization                  23,420,000          24,894,000
                                                  ------------        ------------

                                                    48,700,000          44,699,000
                                                  -------------       ------------

         Total assets                             $249,053,000        $172,129,000
                                                  ============        ============

           (consolidated balance sheets continued on following page)

 The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

                                                December 25,         December 30,
                                                    1995                 1996
                                               -------------        -------------
CURRENT LIABILITIES:
  Accounts payable                             $  29,239,000        $  33,394,000
  Accrued liabilities                             14,112,000           14,315,000
  Accrued insurance                               16,694,000           15,848,000
  Accrued interest                                 5,925,000            1,016,000
  Accrued payroll costs                           10,171,000           11,059,000
  Current portion of obligations
    under capital leases                             858,000              902,000
  Current portion of long-term debt                8,131,000           41,532,000
                                               -------------        -------------
         Total current liabilities                85,130,000          118,066,000
                                               -------------        -------------


LONG-TERM LIABILITIES, net of
  current portion:
    Obligations under capital leases               9,344,000            8,443,000
    Long-term debt                               214,678,000          131,260,000
                                               -------------        -------------

         Total long-term liabilities             224,022,000          139,703,000
                                               -------------        -------------

DEFERRED GAIN                                          -                5,806,000
                                               -------------        -------------


COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior preferred
    stock, $0.01 par value; 1,400,000
    shares authorized, no shares issued
    or outstanding at December 25, 1995
    or December 30, 1996                               -                    -

  Redeemable cumulative junior preferred
    stock, $0.01 par value; 100,000
    shares authorized, no shares issued
    or outstanding at December 25, 1995
    or December 30, 1996                               -                    -

COMMON STOCKHOLDER'S EQUITY:
  Common stock                                         1,000                1,000
  Paid-in capital                                 56,132,000           63,246,000
  Accumulated deficit                           (116,232,000)        (154,693,000)
                                               -------------        -------------

         Total common stockholder's
           deficit                               (60,099,000)         (91,446,000)
                                               -------------        -------------
         Total liabilities and common
           stockholder's equity                $ 249,053,000        $ 172,129,000
                                               =============        =============



 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                             AND DECEMBER 30, 1996



                                                                              Year ended
                                                        ------------------------------------------------------
                                                        December 26,         December 25,         December 30,
                                                            1994                 1995                 1996
                                                        ------------         ------------         ------------

REVENUES                                                $460,406,000         $445,966,000         $445,424,000
                                                        ------------         ------------         ------------

RESTAURANT COSTS:
  Food and beverage                                      142,828,000          138,270,000          141,032,000
  Payroll                                                136,151,000          134,532,000          137,104,000
  Direct operating                                       108,382,000          110,399,000          114,589,000
  Depreciation and amortization                           26,400,000           22,819,000           20,386,000

GENERAL AND ADMINISTRATIVE EXPENSES                       31,027,000           31,360,000           28,086,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                                         -               20,178,000           13,205,000
                                                        ------------         ------------         ------------

  Operating profit (loss)                                 15,618,000          (11,592,000)          (8,978,000)

INTEREST EXPENSE, net                                     27,691,000           28,004,000           27,714,000
                                                        ------------         ------------         ------------

  Loss before provision
    for income taxes and
    extraordinary loss                                   (12,073,000)         (39,596,000)         (36,692,000)

PROVISION FOR INCOME TAXES                                    57,000               66,000               81,000
                                                        ------------         ------------         ------------

  Loss before extraordinary loss                         (12,130,000)         (39,662,000)         (36,773,000)

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                   -                    -               (1,688,000)
                                                        ------------         ------------         ------------

  Net loss                                              $(12,130,000)        $(39,662,000)        $(38,461,000)
                                                        ============         ============         ============




 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                             AND DECEMBER 30, 1996


                                          Common        Paid-in          Accumulated
                                          Stock         Capital            Deficit              Total
                                          ------      -----------       -------------        ------------
BALANCE, December 27, 1993                $1,000      $56,132,000       $ (64,440,000)       $ (8,307,000)

  Net loss                                    -               -           (12,130,000)        (12,130,000)
                                          ------      -----------       -------------        ------------

BALANCE, December 26, 1994                 1,000       56,132,000         (76,570,000)        (20,437,000)

  Net loss                                    -               -           (39,662,000)        (39,662,000)
                                          ------      -----------       -------------        -------------

BALANCE, December 25, 1995                 1,000       56,132,000        (116,232,000)        (60,099,000)

  Net loss                                   -              -             (38,461,000)        (38,461,000)
  Cash contribution from parent              -          7,114,000               -               7,114,000
                                          ------      -----------       -------------        ------------

BALANCE, December 30, 1996                $1,000      $63,246,000       $(154,693,000)       $(91,446,000)
                                          ======      ===========       =============        ============





 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 26, 1994, DECEMBER 25, 1995

                             AND DECEMBER 30, 1996

                                                                             Year ended
                                                      --------------------------------------------------------
                                                       December 26,          December 25,         December 30,
                                                           1994                  1995                 1996
                                                      -------------         -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                        $ 460,024,000         $ 446,355,000        $ 445,678,000
  Cash paid to suppliers and employees                 (414,409,000)         (413,206,000)        (415,662,000)
  Interest paid, net                                    (27,800,000)          (27,912,000)         (32,524,000)
  Income taxes paid                                         (55,000)              (86,000)             (74,000)
                                                      -------------         -------------        -------------

    Net cash provided by (used in)
      operating activities                               17,760,000             5,151,000           (2,582,000)
                                                      -------------         -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (22,178,000)          (16,277,000)         (13,279,000)
  Net (increase) decrease in other assets                   209,000               181,000           (2,455,000)
  Proceeds from disposition of assets                       508,000                29,000           64,560,000
  Sale/leaseback costs included in
    deferred gain                                             -                     -               (1,112,000)
                                                      -------------         -------------        -------------
    Net cash provided by (used in)
      investing activities                              (21,461,000)          (16,067,000)          47,714,000
                                                      -------------         -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                 (779,000)           (3,949,000)         (51,907,000)
  Borrowings on indebtedness                                  -                11,000,000            1,791,000
  Net increase in deferred debt costs                      (510,000)               (5,000)          (4,165,000)
  Payments on capital lease obligations                    (970,000)             (777,000)            (857,000)
  Contribution from parent                                    -                     -                7,114,000
                                                      -------------         -------------        -------------

    Net cash provided by (used in)
      financing activities                               (2,259,000)            6,269,000          (48,024,000)
                                                      -------------         -------------        -------------

NET DECREASE IN CASH                                     (5,960,000)           (4,647,000)          (2,892,000)

CASH, at beginning of period                             20,992,000            15,032,000           10,385,000
                                                      -------------         -------------        -------------

CASH, at end of period                                $  15,032,000         $  10,385,000        $   7,493,000
                                                      =============         =============        =============

RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net loss                                            $ (12,130,000)        $ (39,662,000)       $ (38,461,000)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Extraordinary loss on
        extinguishment of debt                                -                     -                1,688,000
      Loss on impairment of long-lived assets                 -                20,178,000           13,205,000
      Depreciation and amortization                      26,400,000            22,819,000           20,386,000
      Loss on disposition of assets                       2,183,000               684,000            1,610,000
      Amortization of deferred gain                           -                     -                 (123,000)
      Accretion on indebtedness                              81,000                87,000               99,000
      (Gain) loss in value of
        interest rate swap                                 (661,000)               98,000                -
      Gain on extinguishment of debt                       (550,000)                -                    -
      (Increase) decrease in current assets:
        Accounts receivable, net                           (382,000)              389,000              254,000
        Inventories                                        (769,000)            1,483,000             (221,000)
        Prepaid expenses                                 (1,817,000)           (1,288,000)            (467,000)
      Increase (decrease) in current liabilities:
        Accounts payable                                  5,453,000            (1,706,000)           4,155,000
        Accrued liabilities                              (1,566,000)              856,000              160,000
        Accrued insurance                                  (794,000)            2,167,000             (846,000)
        Accrued interest                                     (9,000)              (93,000)          (4,909,000)
        Accrued payroll costs                             2,321,000              (861,000)             888,000
                                                      -------------         -------------        -------------
          Net cash provided by (used in)
            operating activities                      $  17,760,000         $   5,151,000        $  (2,582,000)
                                                      =============         =============        =============



 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 26, 1994, DECEMBER 25, 1995 AND DECEMBER 30, 1996


1.  Summary of Significant Accounting Policies

    a.   Company

         American Restaurant Group, Inc., (the "Company") a Delaware corporation, through its subsidiaries, operates middle and upper price dinner houses, casual dining restaurants and fast food restaurants primarily in California and Texas. The Company is a wholly owned subsidiary of American Restaurant Group Holdings, Inc. ("Holdings"), a Delaware corporation. At year end 1994, 1995 and 1996, the Company and its subsidiaries, collectively referred to herein as the Company, operated 246, 248 and 247 restaurants, respectively.

    b.   Significant Risks and Operations

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry, and the effect that such conditions have on the markets it serves. Due to a decline in restaurant revenues in 1996, the Company was two weeks late, but within the grace period, in paying the quarterly interest on its subordinated debt which was due on December 15, 1996 and expects to be four weeks late, but within the grace period, in the quarterly payment due on March 15, 1997. The Company also renegotiated its senior debt covenants in March 1997 (see Note 4.) and may be required to renegotiate if it is not in compliance with the amended covenants.

         The Company has initiated plans and transactions in 1997 to assist it in meeting its obligations subsequent to December 30, 1996. The Company expects to pursue additional asset sales, including the sale of its Black Angus division, in order to repay its senior secured notes prior to the required sinking fund payment of $41,456,000 due September 15, 1997. Any additional asset sale proceeds in excess of the amount required to repay the senior secured notes in full, together with any proceeds from additional refinancing, will be used to repay the subordinated debt. In the absence of such a sale, the Company believes it could otherwise restructure its debt. In addition, the Company expects to obtain a replacement letter of credit facility. However, there can be no assurance that any such asset sales or refinancing will be completed on acceptable terms.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to accomplish its plans.

    c.   Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    d.   Use of Estimates in the Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

    e.   Related-Party Transactions

         In fiscal years 1995 and 1996, the Company had $27,000 and $83,000, respectively, in net receivables due from certain officers for advanced expenses.

    f.   Inventories and Prepaid Expenses

         Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market value. When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware and silverware, is set up as prepaid supplies and is not depreciated; however, all replacements are expensed.

    g.   Advertising Costs

         Advertising costs are accrued as a percentage of sales and expensed during the year. Production costs are allocated to the related advertisements. At year end, production costs for advertisements which have not been aired are included in prepaid expenses. Prepaid advertising costs of $1,946,000 and $1,215,000 were included in prepaid expenses at December 25, 1995 and December 30, 1996, respectively. Advertising expenses included in net loss were $17,644,000, $16,768,000 and $20,870,000 in fiscal years 1994, 1995 and 1996, respectively.

    h.   Preopening Costs

         Costs incurred in connection with opening a new restaurant, principally occupancy and staff training, are accumulated as prepaid expenses and amortized over the initial year of operations.

    i.   Property and Equipment

         Property and equipment is carried at the lower of cost or, if impaired, at the estimated fair value of the asset (see Note 2.). The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are as follows:

         Land improvements                                        20 years
         Buildings                                          30 to 35 years
         Leasehold improvements                              Life of lease
         Fixtures and equipment                              3 to 10 years
         Property held under capital leases                  Life of lease

         Substantially all of the Company's assets, including property and equipment, are pledged as collateral on the senior debt of the Company.

    j.   Interest Costs

         Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $184,000, $130,000 and $168,000 for the years ended 1994, 1995 and 1996, respectively.

    k.   Other Assets

         Other assets include intangible assets, leasehold interests, franchise rights, liquor licenses and cost in excess of net assets acquired. These costs are amortized using the straight-line method over the periods estimated to be benefited, not greater than 40 years.

         Deferred debt costs are amortized using the effective interest method over the related debt term.

         Estimated useful lives are as follows:

         Intangible assets                                     3 to 40 years
         Deferred debt costs                                    Term of debt
         Leasehold interests                                   Life of lease
         Franchise rights                                           35 years
         Liquor licenses                                            40 years
         Cost in excess of net assets acquired                      40 years

    l.   Intangible Assets

         The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                          December 25,       December 30
                                              1995               1996
                                          ------------       ------------
         Assembled workforce                $ 5,556            $ 5,109
         Goodwill                             3,854              3,502
         Trademark/service marks              2,963              2,769
         Acquisition costs                    1,322              1,209
         Other                                  442                450
                                            -------            -------
         Total                              $14,137            $13,039
                                            =======            =======

    m.   Insurance

         The Company self-insures the first $100,000 of its annual medical and dental benefits per family. The Company also self-insures the first $100,000 of property damage and the first $250,000 to $350,000 per incident for general liability, automotive liability and workers' compensation risks inherent in its operations. Reserves for losses are established currently based upon estimated obligations.

    n.   Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash, accounts receivable and payable and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair value due to their short-term maturity. The fair value of the Company's long-term debt instruments is estimated based on the current rates offered to the Company.

    o.   Franchise Income

         The Company franchises fast food restaurants. Franchise fees are recognized as income as services are rendered. Franchise royalties based upon a percentage of the franchisees' gross sales are accrued currently. Revenues include franchise royalties and franchise fees of $2,483,000, $2,176,000 and $1,995,000, respectively, for the years ended 1994, 1995 and 1996. There were 59, 55 and 56 franchised restaurants at year end 1994, 1995 and 1996, respectively.

    p.   Accounting Period

         The Company's fiscal year ends on the last Monday in December. The years ended 1994 and 1995 included 52 weeks while 1996 included 53 weeks.

    q.   Reclassifications

         Certain prior year accounts have been reclassified to conform to the current year presentation.

2.  Impairment of Long-Lived Assets

    Effective December 25, 1995, the Company adopted the provisions of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS
    121). The new statement changes the method of valuing long-lived assets, including the Company's intangible assets, whereby long-lived assets are to be carried at the lower of cost or, if impaired, fair value of the asset, rather than at original cost less accumulated depreciation. Various assumptions and estimates are used to determine fair value. The calculation of the impairment loss is based on estimated future cash flows. The estimates used to determine the impairment adjustment can change in the near term as the economy and operations of specific restaurants change.
    The adoption of FAS 121, together with the effects of continuing adverse operations of certain restaurants, resulted in a pre-tax non-cash charge of $20,178,000 and $13,205,000 for the years ended 1995 and 1996, respectively.

3.  Lease Obligations

    The Company leases certain of its operating facilities under terms ranging up to 40 years. These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for additional rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.

    The following is a summary of property held under leases that have been capitalized and included in the accompanying consolidated balance sheets (in thousands):

                                             December 25,      December 30,
                                                 1995              1996
                                             ------------      ------------
    Property                                   $13,067            $12,375
    Less -- Accumulated depreciation             6,650              7,066
                                               -------            -------
                                               $ 6,417            $ 5,309
                                               =======            =======

    The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 30, 1996 (in thousands):

                                        Operating              Capitalized
    Fiscal years ending                   Leases                  Leases
                                        ---------              -----------
    1997                                $ 28,984                 $ 1,966
    1998                                  26,823                   1,881
    1999                                  25,542                   1,791
    2000                                  24,266                   1,694
    2001                                  22,999                   1,694
    Thereafter                           252,707                   6,639
                                        --------                 -------
    Total minimum lease payments        $381,321                  15,665
                                        ========
             Less -- Imputed interest
               (7.75% to 15.5%)                                    6,320
                                                                 -------
             Present value of minimum lease payments               9,345
             Less -- Current portion                                 902
                                                                 -------
             Long-term portion                                   $ 8,443
                                                                 =======


    Rental expense (including $1,300,000, $1,019,000 and $895,000, respectively, for contingent rents under operating leases) was $21,823,000, $22,863,000 and $24,814,000 during 1994, 1995 and 1996, respectively.

4.  Long-Term Debt

    In 1991, the Company secured financing of $45,000,000 which was subordinated to existing debt.

    In 1992, the Company issued and sold $120,000,000 of senior secured notes. These notes are due September 15, 1998. Simultaneously with its issuance of the notes, the Company entered into a senior credit agreement providing for a term loan of $40,000,000, a revolving credit facility of $11,000,000 and a letter of credit facility of $15,000,000. The Company used the proceeds to repay existing debt and to purchase previously issued warrants from the previous lender.

    In December 1993, the Company and Holdings consummated a refinancing which included, among other things, (a) the private placement by the Company of $50,000,000 of senior secured notes due September 15, 1998 (the "Note Offering") and (b) the private placement by Holdings of 88,557 units consisting of $88,557,000 aggregate principal amount of 14% senior discount debentures due 2005 and 88,557 shares of Holdings common stock (the "Debenture Offering") at a total price of $45,000,000.

    Substantially all of the net proceeds of the Debenture Offering were contributed by Holdings to the Company. Beginning in June 1999, the Company's cash flows may be affected through payments of cash dividends to Holdings to enable Holdings to make semi-annual cash interest payments on its 14% senior discount debentures. The combined net proceeds from the Note Offering and the Debenture Offering were used by the Company to repay a portion of the Company's indebtedness and to retire all of its outstanding preferred stock at a cost which was $42,545,000 less than its book value. The Company repaid the senior term loan and the outstanding indebtedness on the revolving credit facility. The existing credit agreement was also amended and restated for the revolving credit and letter of credit facilities.

    In March 1994, the Company consummated a registered exchange offer whereby it exchanged $50,000,000 of its senior secured notes due September 15, 1998, Series B, for one hundred percent of the senior secured notes that had been privately placed in the Note Offering.

    In March 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17,000,000 producing aggregate proceeds of approximately $7,114,000. Substantially all of the net proceeds of the offering were contributed by Holdings to the Company. The net proceeds were used by the Company for general corporate purposes.

    In August 1996, the Company's senior secured noteholders consented to an amendment which increased the interest rate from 12% to 13% and changed interest payment dates from semi-annual to quarterly beginning December 15, 1996. The amendment also replaced a net worth covenant with an EBITDA (earnings before interest, taxes, depreciation and amortization) covenant and required the Company to consummate asset sales or sale/leaseback transactions prior to December 31, 1996.

    In September 1996, the Company completed a sale/leaseback transaction under which it sold the real property relating to 24 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants for an aggregate sales price of $48,080,000 and simultaneously executed long-term leases under which it will continue to operate the restaurants. The proceeds of the transaction were used to redeem at par principal senior secured notes of $32,383,000 together with interest thereon; to repay bank debt; to partially cash collateralize outstanding letters of credit; to pay fees and expenses of this transaction as well as the above noted consent solicitation and a portion was retained by the Company to be invested in productive assets within six months. The Company recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1,095,000. In addition, a $5,929,000 gain related to this sale/leaseback was deferred and will be amortized over the life of the underlying leases.

    In December 1996, the Company completed a sale/leaseback transaction under which it sold the real property relating to 30 Grandy's restaurants for an aggregate sales price of $12,500,000 and simultaneously executed a long-term lease under which it will continue to operate the restaurants. The proceeds of this transaction were used to redeem at par principal senior secured notes of $9,543,000 together with interest thereon and to partially cash collateralize outstanding letters of credit and a portion was retained by the Company to be invested in productive assets within six months. The Company recorded a loss of $1,484,000 on the sale of this property and an extraordinary loss of $593,000 on extinguishment of debt relating to the write-off of capitalized debt costs.

    During 1996, the Company also completed the sale of three additional Grandy's restaurants and the sale/leaseback of two Spoons restaurants, the proceeds of which were applied in accordance with the requirements of the Company's debt instruments. The combined aggregate sales price of these transactions was $3,918,000.

    In 1997, the Company was in default under a covenant that required certain sales or sale/leaseback transactions by December 31, 1996.

    In March 1997, the Company's senior secured noteholders consented to an amendment which replaced the EBITDA covenants for the year ended December 30, 1996 and for the four quarters ended March 31, 1997 with an EBITDA covenant for the twelve months ended May 31, 1997, reduced the amount of net cash proceeds from asset sales or sale/leaseback transactions required by December 31, 1996 to $15,000,000 (which was accomplished) and waived any related existing defaults or events of default. The amendment provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1,617,000 in the stated principal amount of the senior secured notes and $1,200,000 in the actual outstanding principal amount of the senior secured notes.

    Substantially all assets of the Company are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit.

    At year end 1995 and 1996, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $14,435,000 and $12,356,000, respectively.

    Long-term debt is summarized as follows (in thousands):


                                                                    December 25,        December 30,
                                                                        1995                1996
                                                                    ------------        ------------

    Senior secured notes, interest
         only due semi-annually beginning
         September 15, 1992 at 12%, amended to
         13% beginning August 28, 1996, principal
         due September 15, 1998, sinking fund
         payment due September 15, 1997                                $120,000          $  84,270

    Senior secured notes, interest
         only due semi-annually beginning
         March 15, 1994 at 12%, amended to
         13% beginning August 28, 1996, principal
         due September 15, 1998, sinking fund
         payment due September 15, 1997                                  49,671             41,584

    Revolving line of credit, interest
         at the prime rate plus 1.875%
         or LIBOR plus 3.25% due quarterly,
         paid September 13, 1996                                          7,500                  -

    Subordinated note payable, quarterly
         principal payments of $5,625,000
         due beginning December 31, 1998,
         interest only due quarterly at 10.25%                           45,000             45,000

    Other                                                                   638              1,938
                                                                       --------           --------

                                                                        222,809            172,792
    Less -- Current portion                                               8,131             41,532
                                                                       --------           --------
    Long-term portion                                                  $214,678           $131,260
                                                                       ========           ========

    Maturities of long-term debt during each of the five fiscal years subsequent to year end 1996 are $41,532,000, $85,104,000, $22,750,000,
    $22,781,000 and $315,000.

5.  Income Taxes

    On January 1, 1993, the Company adopted, prospectively, FAS 109. The adoption of this statement had no material effect on the Company's financial statements.

    The Company's provision for income taxes includes the following components (in thousands):

                                                     Year ended
                                      ------------------------------------------
                                      December 26,   December 25,   December 30,
                                          1994           1995           1996
                                      ------------   ------------   ------------
    [S]                               [C]            [C]            [C]
    Current:
         Federal                           $ -           $ -            $ -
         State                              57            66             81
                                           ---           ---            ---
                                            57            66             81
                                           ---           ---            ---

    Deferred:
         Federal                             -             -              -
         State                               -             -              -
                                           ---           ---            ---
                                             -             -              -
                                           ---           ---            ---
    Provision for income taxes             $57           $66            $81
                                           ===           ===            ===

    The deferred income tax provision resulted from the following temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes (in thousands):


                                                                        Year ended
                                                   -------------------------------------------------------
                                                   December 26,         December 25,          December 30,
                                                       1994                 1995                  1996
                                                   ------------         ------------          ------------

    Deferred tax liability:
      Decrease in liability reserves               $        841         $      -              $        825
      Costs capitalized for financial
        reporting purposes and
        expensed on tax return                              283                -                       395
      Other, net                                            370                   57                   113
                                                   ------------         ------------          ------------

        Deferred tax liability                            1,494                   57                 1,333
                                                   ------------         ------------          ------------

    Deferred tax asset:
      Tax depreciation less than
        depreciation for financial
        reporting purposes                               (2,850)              (1,313)                 (639)
      Long-lived asset impairment
        not recognized on tax return                      -                    -                    (5,426)
      Tax gain on sale/leaseback
        transaction, net                                  -                    -                    (3,759)
      Increase in liability reserves                      -                   (1,460)                -
      Costs expensed for financial
        reporting purposes and
        capitalized on tax return                         -                     (482)                -
      Carryover of tax net operating loss                (5,539)             (16,519)              (25,187)
                                                   ------------         ------------           -----------

        Deferred tax asset                               (8,389)             (19,774)              (35,011)
                                                   ------------         ------------          ------------
    Deferred asset, net of
      deferred liability                                 (6,895)             (19,717)              (33,678)
    Valuation allowance                                   6,895               19,717                33,678
                                                   ------------         ------------          ------------
    Net deferred tax liability                     $      -             $      -              $      -
                                                   ============         ============          ============


    The components of the Company's deferred income tax liability are as follows (in thousands):

                                                                             Year ended
                                                                -------------------------------------
                                                                December 25,             December 30,
                                                                    1995                     1996
                                                                ------------             ------------

    Deferred tax liability:
      Tax depreciation greater than
        depreciation for financial
        reporting purposes                                      $      7,639             $      7,000
      Costs capitalized for financial
        reporting purposes and
        expensed on tax return                                         4,578                    4,973
      Other, net                                                         872                      985
                                                                ------------             ------------

        Deferred tax liability                                        13,089                   12,958
                                                                ------------             ------------

    Deferred tax asset:
      Increase in liability reserves                                  (3,368)                  (2,543)
      Long-lived asset impairment not
        recognized on tax return                                       -                       (5,426)
      Tax gain on sale/leaseback
        transactions, net                                              -                       (3,759)
      Carryover of tax net operating loss                            (88,120)                (113,307)
                                                                ------------             ------------

        Deferred tax asset                                           (91,488)                (125,035)
                                                                ------------             ------------

    Deferred asset, net of deferred liability                        (78,399)                (112,077)
    Valuation allowance                                               78,339                  112,077
                                                                ------------             ------------

    Net deferred tax liability                                  $      -                 $      -
                                                                ============             ============


    The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):


                                                                       Year ended
                                                 ------------------------------------------------------
                                                 December 26,         December 25,         December 30,
                                                     1994                 1995                 1996
                                                 ------------         ------------         ------------
    Federal income tax credit
      at statutory rates                         $     (4,105)        $    (13,464)        $    (13,049)
    State income tax provision
      for which no federal
      benefit was recorded                                 38                   44                   53
    Losses for which no federal
      benefit was recorded                              3,422               11,513               12,834
    Permanent items, principally
      intangible amortization                             702                1,973                  243
                                                 ------------         ------------         ------------

    Provision for income taxes                   $         57         $         66         $         81
                                                 ============         ============         ============

    At December 30, 1996, the Company had available net operating loss carryforwards for Federal income tax purposes of $113,307,000, expiring in 2003 to 2011.

6.  Commitments and Contingencies

    The Company is obligated under employment agreements with certain officers and employees. Obligations under the agreements are $2,229,000 in 1997, provide for periodic increases and expire in 1997 unless extended.

    The Company has been named as defendant in various lawsuits. It is the opinion of management that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

7.  Redeemable Cumulative Senior and Junior Preferred Stock

    At year end 1995 and 1996, there were 1,400,000 authorized shares of senior preferred stock (one cent par value). There were no issued or outstanding shares.

    At year end 1995 and 1996, there were 100,000 authorized shares of junior preferred stock (one cent par value). There were no issued or outstanding shares.

8.  Common Stock

    Common stock (one cent par value) authorized, issued and outstanding is as follows:

                                    December 25,           December 30,
                                        1995                   1996
                                    ------------           ------------
    Shares authorized                1,000,000              1,000,000
    Shares issued                       93,150                 93,150
    Shares outstanding                  93,150                 93,150

    All of the Company's common stock is owned by American Restaurant Group Holdings, Inc. The Chairman and certain other members of the Company's management own all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units in connection with the refinancing and rights to acquire shares of Holdings common stock issuable upon exercise of options and warrants. All such shares owned by management are subject to a common stock voting trust agreement, in accordance with which the Chairman and Chief Executive Officer of the Company exercises all voting and substantially all other rights to which stockholders would otherwise be entitled until the earlier of December 31, 2001 or the termination of the common stock voting trust agreement.