Form 10-Q
period 1997-03-31
AMERICAN RESTAURANT GROUP INC
filed 1997-05-15
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                             ---------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________


                         AMERICAN RESTAURANT GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                       33-48183                33-0193602
-------------------------------      ----------------        ------------------
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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of May 5, 1997 was 93,150.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Consolidated Condensed Balance Sheets......................        1

         Consolidated Statements of Income..........................        3

         Consolidated Statements of Cash Flows......................        4

         Notes to Consolidated Condensed Financial Statements.......        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS........................        6

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................        9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 30, 1996 AND MARCH 31, 1997

                                                          December 30,         March 31,
                                                              1996               1997
ASSETS                                                    ------------        ------------
                                                                              (unaudited)
CURRENT ASSETS:
  Cash ...........................................        $  7,493,000        $  3,377,000
  Accounts receivable, net of reserve of
    $1,041,000 and $1,023,000 at December 30, 1996
    and March 31, 1997, respectively .............           7,465,000           6,906,000
    Inventories ..................................           6,818,000           6,934,000
    Prepaid expenses .............................           4,485,000           3,982,000
                                                          ------------        ------------
      Total current assets .......................          26,261,000          21,199,000
                                                          ------------        ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements .....................           6,158,000           6,158,000
  Buildings and leasehold improvements ...........         110,071,000         110,948,000
  Fixtures and equipment .........................          84,162,000          85,310,000
  Property held under capital leases .............          12,375,000          12,375,000
  Construction in progress .......................           6,487,000           6,408,000
                                                          ------------        ------------
                                                           219,253,000         221,199,000
  Less -- Accumulated depreciation ...............         118,084,000         120,589,000
                                                          ------------        ------------
                                                           101,169,000         100,610,000
                                                          ------------        ------------
OTHER ASSETS -- NET ..............................          44,699,000          44,060,000
                                                          ------------        ------------
    Total Assets .................................        $172,129,000        $165,869,000
                                                          ============        ============







              The accompanying notes are an integral part of these
                       consolidated condensed statements.

    (consolidated condensed balance sheets continued on the following page)

                                                                                       December 30,            March 31,
                                                                                           1996                  1997
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY                                            -------------         -------------
                                                                                                              (unaudited)
CURRENT LIABILITIES:
  Accounts payable ............................................................        $  33,394,000         $  33,112,000
  Accrued liabilities .........................................................           14,315,000             9,993,000
  Accrued insurance ...........................................................           15,848,000            14,362,000
  Accrued interest ............................................................            1,016,000             2,254,000
  Accrued payroll costs .......................................................           11,059,000            11,055,000
  Current portion of obligations under capital leases .........................              902,000               917,000
  Current portion of long-term debt ...........................................           41,532,000            41,890,000
                                                                                       -------------         -------------
    Total current liabilities .................................................          118,066,000           113,583,000
                                                                                       -------------         -------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases ............................................            8,443,000             8,210,000
  Long-term debt ..............................................................          131,260,000           132,028,000
                                                                                       -------------         -------------
    Total long-term liabilities ...............................................          139,703,000           140,238,000
                                                                                       -------------         -------------
DEFERRED GAIN .................................................................            5,806,000             5,622,000
                                                                                       -------------         -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior preferred stock, $0.01 par value;
    1,400,000 shares authorized, no shares issued or outstanding at
    December 30, 1996 or March 31, 1997 .......................................                   --                    --
  Redeemable cumulative junior preferred stock, $0.01 par value;
    100,000 shares authorized, no shares issued or outstanding at
    December 30, 1996 or March 31, 1997 .......................................                   --                    --

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value; 1,000,000 shares authorized;
    93,150 shares issued and outstanding at December 30, 1996
    and March 31, 1997 ........................................................                1,000                 1,000
  Paid-in capital .............................................................           63,246,000            63,246,000
  Accumulated deficit .........................................................         (154,693,000)         (156,821,000)
                                                                                       -------------         -------------
    Total common stockholder's deficit ........................................          (91,446,000)          (93,574,000)
                                                                                       -------------         -------------
    Total liabilities and common stockholder's equity .........................        $ 172,129,000         $ 165,869,000
                                                                                       =============         =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THIRTEEN WEEKS ENDED MARCH 25, 1996 AND MARCH 31, 1997

                                   (UNAUDITED)

                                                        Thirteen Weeks Ended
                                                -----------------------------------
                                                  March 25,              March 31,
                                                    1996                  1997
                                                -------------         -------------
REVENUES ...............................        $ 114,598,000         $ 114,110,000

RESTAURANT COSTS:
  Food and beverage ....................           36,850,000            36,350,000
  Payroll ..............................           34,365,000            34,694,000
  Direct operating .....................           27,451,000            28,306,000
  Depreciation and amortization ........            5,124,000             4,823,000

GENERAL AND ADMINISTRATIVE EXPENSES ....            6,667,000             6,137,000
                                                -------------         -------------
  Operating profit .....................            4,141,000             3,800,000

INTEREST EXPENSE, net ..................            7,097,000             5,925,000
                                                -------------         -------------
  Loss before provision for income taxes           (2,956,000)           (2,125,000)

PROVISION FOR INCOME TAXES .............               12,000                 3,000
                                                -------------         -------------
  Net loss .............................        $  (2,968,000)        $  (2,128,000)
                                                =============         =============






              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTEEN WEEKS ENDED MARCH 25, 1996 AND MARCH 31, 1997

                                   (UNAUDITED)

                                                        March 25,           March 31,
                                                          1996                1997
                                                      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ..................     $ 114,431,000      $ 114,669,000
  Cash paid to suppliers and employees ..........      (110,761,000)      (111,718,000)
  Interest paid, net ............................       (12,095,000)        (4,660,000)
  Income taxes paid .............................           (12,000)            (4,000)
                                                      -------------      -------------
    Net cash used in operating activities .......        (8,437,000)        (1,713,000)
                                                      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................        (2,078,000)        (2,272,000)
  Net (increase) decrease in other assets .......          (151,000)           342,000
  Proceeds from disposition of assets ...........                --              9,000
  Sale/leaseback costs included in deferred gain                 --            (61,000)
                                                                         -------------
    Net cash used in investing activities .......        (2,229,000)        (1,982,000)
                                                      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness ......................        (2,652,000)          (100,000)
  Borrowings on indebtedness ....................                --          1,199,000
  Net increase in deferred debt costs ...........           (21,000)        (1,302,000)
  Payments on capital lease obligations .........          (205,000)          (218,000)
  Contribution from parent ......................         7,115,000                 --
                                                      -------------      -------------
    Net cash provided by (used in)
      financing activities ......................         4,237,000           (421,000)
                                                      -------------      -------------
NET DECREASE IN CASH ............................        (6,429,000)        (4,116,000)

CASH, at beginning of period ....................        10,385,000          7,493,000
                                                      -------------      -------------
CASH, at end of period ..........................     $   3,956,000      $   3,377,000
                                                      =============      =============
RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
  Net loss ......................................     $  (2,968,000)     $  (2,128,000)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization .............         5,124,000          4,823,000
      Loss on disposition of assets .............            33,000             13,000
      Amortization of deferred gain .............                --           (123,000)
      Accretion on indebtedness .................            24,000             27,000
      (Increase) decrease in current assets:
        Accounts receivable, net ................          (167,000)           559,000
        Inventories .............................           178,000           (116,000)
        Prepaid expenses ........................         1,523,000             90,000
      Increase (decrease) in current liabilities:
        Accounts payable ........................        (6,057,000)          (282,000)
        Accrued liabilities .....................        (3,227,000)        (4,324,000)
        Accrued insurance .......................         1,612,000         (1,486,000)
        Accrued interest ........................        (5,022,000)         1,238,000
        Accrued payroll .........................           510,000             (4,000)
                                                      -------------      -------------
           Net cash used in operating activities      $  (8,437,000)     $  (1,713,000)
                                                      =============      =============



              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 30, 1996 and March 31, 1997, and the results of its operations and its cash flows for the thirteen weeks ended March 25, 1996 and March 31, 1997. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 30, 1996.

2.       SUBSIDIARY GUARANTORS

         Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are unconditionally jointly and severally liable for the obligations of the Company under the Company's Senior Secured Notes, due September 15, 1998, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of American Restaurant Group, Inc.'s financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Thirteen weeks ended March 25, 1996 and March 31, 1997:

Revenues. Total revenues decreased from $114.6 million in the first quarter of 1996 to $114.1 million in the first quarter of 1997 reflecting a decrease in comparable restaurant revenues of 4.8%. During the twelve months ended March 31, 1997, the Company opened nine new restaurants and closed thirteen poor performing restaurants. There were 248 restaurants operating as of March 25, 1996 and 244 operating as of March 31, 1997.

Black Angus revenues increased 2.8% to $69.7 million in the first quarter of 1997 as compared to the same period in 1996. The increase was due to the addition of nine new restaurants, which included expansion into two new markets, Las Vegas, Nevada (two new restaurants) and Salt Lake City, Utah (one new restaurant). Comparable restaurant revenues decreased 6.1% as compared to the prior year.

Grandy's revenues decreased 10.2% to $20.4 million in the first quarter of 1997 as compared to the same period in 1996. The decrease was partially due to the closure of twelve poor performing restaurants. Comparable restaurant revenues in the first quarter of 1997 were 6.2% lower than the same period in 1996, in part due to less use of discounting to stimulate sales and less effective advertising and promotion. Franchise revenues were $0.5 million in the first quarter of 1996 and $0.4 million in the first quarter of 1997.

Other revenues remained approximately the same at $24.1 million in the first quarter of 1996 and $24.0 million in the same period of 1997. The Company closed one poor performing restaurant during the twelve months ended March 31, 1997. Comparable restaurant revenues were approximately equal in the first quarter of 1996 and 1997.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased from 32.2% in the first quarter of 1996 to 31.9% in the first quarter of 1997. The decrease was primarily due to lower seafood costs at Black Angus.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.0% in the first quarter of 1996 to 30.4% in the first quarter of 1997. The increase was partially due to higher food labor and restaurant management costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the first quarter from 24.0% in 1996 to 24.8% in 1997. The increase was due primarily to higher occupancy expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 4.4% in the first quarter of 1996 to 4.2% in the same period of 1997. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1996.

General and Administrative Expenses. General and administrative expenses decreased 8.0% from $6.7 million in the first quarter of 1996 to $6.1 million in the first quarter of 1997. The decrease was due primarily to decreased division overhead payroll expenses. General and administrative expenses as a percentage of revenues decreased from 5.8% to 5.4%.

Operating Profit. Due to the above items, operating profit decreased from $4.1 million in the first quarter of 1996 to $3.8 million in the first quarter of 1997. As a percentage of revenues, operating profit decreased from 3.6% to 3.3%.

Interest Expense - Net. Interest expense decreased from $7.1 million in the first quarter of 1996 to $5.9 million in the first quarter of 1997. The decrease was primarily due to a lower average debt balance in the first quarter of 1997. The Company's average stated interest rate increased from 11.5% in the first quarter of 1996 to 12.3% in the first quarter of 1997. The weighted average debt balance (excluding capitalized lease obligations) decreased from $220.1 million in the first quarter of 1996 to $171.1 million in the first quarter of 1997.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 31, 1997, the Company had a working capital deficit of $92.6 million which included $41.5 million in current portion of long-term debt.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. The Company expects to spend approximately $5.0 million for new restaurants in 1997. Total capital expenditures year to date were $2.1 million in 1996 and $2.3 million in 1997. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

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

The Company was four weeks late in paying the quarterly interest of $1.2 million on its Subordinated Debt which was due March 15, 1997. The Subordinated Debt provides for a 30- day grace period for interest payments.

Substantially all assets of the Company are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.

The Company's senior credit facilities provide for a letter of credit facility of $11.0 million until July 31, 1997. This letter of credit facility was fully utilized as of May 5, 1997. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit. Having repaid the outstanding bank loan in September 1996, the Company does not have a working capital facility.

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

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      List of Exhibits


Exhibit No.                          Description
-----------                          -----------
    27.1      Financial Data Schedule, which is submitted electronically to the
              Securities and Exchange Commission for information only and not filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN RESTAURANT GROUP, INC.
                                                  (Registrant)



Date:        May 15, 1997               By:  /s/ WILLIAM J. MCCAFFREY, JR.
      ---------------------------            ------------------------------
                                                 William J. McCaffrey, Jr.
                                                   Vice President, Chief
                                                     Financial Officer