Form 10-Q
period 1997-06-30
AMERICAN RESTAURANT GROUP INC
filed 1997-08-13
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q

         (Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         American Restaurant Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      33-48183                      33-0193602
-------------------------------                      ----------------             --------------------
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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of August 4, 1997 was 93,150.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                              PAGE
                                                                              ----

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets......................       1

              Consolidated Statements of Income..........................       3

              Consolidated Statements of Cash Flows......................       4

              Notes to Consolidated Condensed Financial Statements.......       5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............       6

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...........................       9

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------

                       DECEMBER 30, 1996 AND JUNE 30, 1997
                       -----------------------------------


ASSETS                                                   December 30,               June 30,
                                                             1996                     1997
                                                         ------------            ------------
                                                                                  (unaudited)

CURRENT ASSETS:
  Cash                                                   $  7,493,000            $  4,375,000
  Accounts receivable, net of reserve of
    $1,041,000 and $1,059,000 at December 30, 1996
    and June 30, 1997, respectively                         7,465,000               6,896,000
    Inventories                                             6,818,000               6,450,000
    Prepaid expenses                                        4,485,000               3,048,000
                                                         ------------            ------------
      Total current assets                                 26,261,000              20,769,000
                                                         ------------            ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements                                6,158,000               5,655,000
  Buildings and leasehold improvements                    110,071,000             112,465,000
  Fixtures and equipment                                   84,162,000              86,856,000
  Property held under capital leases                       12,375,000              12,375,000
  Construction in progress                                  6,487,000               1,520,000
                                                         ------------            ------------
                                                          219,253,000             218,871,000
  Less -- Accumulated depreciation                        118,084,000             122,250,000
                                                         ------------            ------------
                                                          101,169,000              96,621,000
                                                         ------------            ------------
OTHER ASSETS -- NET                                        44,699,000              43,529,000
                                                         ------------            ------------
      Total Assets                                       $172,129,000            $160,919,000
                                                         ============            ============





                  The accompanying notes are an integral part of these consolidated condensed statements.
    (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDER'S                                            December 30,               June 30,
EQUITY                                                                              1996                     1997
                                                                                ------------            -------------
                                                                                                          (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                              $ 33,394,000            $  34,428,000
  Accrued liabilities                                                             14,315,000               12,983,000
  Accrued insurance                                                               15,848,000               12,158,000
  Accrued interest                                                                 1,016,000                2,293,000
  Accrued payroll costs                                                           11,059,000               10,805,000
  Current portion of obligations
    under capital leases                                                             902,000                  931,000
  Current portion of long-term debt                                               41,532,000              172,123,000
                                                                                ------------            -------------
      Total current liabilities                                                  118,066,000              245,721,000
                                                                                ------------            -------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                 8,443,000                7,973,000
  Long-term debt                                                                 131,260,000                1,271,000
                                                                                ------------            -------------
      Total long-term liabilities                                                139,703,000                9,244,000
                                                                                ------------            -------------
DEFERRED GAIN                                                                      5,806,000                5,559,000
                                                                                ------------            -------------
COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior preferred stock, $0.01 par value; 1,400,000 shares authorized, no shares issued or outstanding at December 30, 1996 or
    June 30, 1997                                                                      -                       -
  Redeemable cumulative junior preferred stock, $0.01 par value; 100,000 shares authorized, no shares issued or outstanding at December 30, 1996 or
    June 30, 1997                                                                      -                       -

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 shares issued
    and outstanding at December 30, 1996 and
    June 30, 1997                                                                      1,000                   1,000
  Paid-in capital                                                                 63,246,000              63,246,000
  Accumulated deficit                                                           (154,693,000)           (162,852,000)
                                                                                ------------            ------------
      Total common stockholder's deficit                                         (91,446,000)            (99,605,000)
                                                                                ------------            ------------
      Total liabilities and common
        stockholder's equity                                                    $172,129,000            $160,919,000
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

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

          FOR THE THIRTEEN WEEKS ENDED JUNE 24, 1996 AND JUNE 30, 1997
          ------------------------------------------------------------
         AND THE TWENTY-SIX WEEKS ENDED JUNE 24, 1996 AND JUNE 30, 1997
         --------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                              Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                       ----------------------------------          ----------------------------------
                                          June 24,              June 30,              June 24,              June 30,
                                           1996                  1997                  1996                  1997
                                       ------------          ------------          ------------          ------------
REVENUES                               $111,071,000          $112,835,000          $225,669,000          $226,945,000

RESTAURANT COSTS:
  Food and beverage                      34,821,000            35,608,000            71,671,000            71,958,000
  Payroll                                33,143,000            32,904,000            67,508,000            67,598,000
  Direct operating                       27,715,000            28,995,000            55,166,000            57,301,000
  Depreciation and
    amortization                          4,988,000             5,034,000            10,112,000             9,857,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                                6,587,000            10,352,000            13,254,000            16,489,000
                                       ------------          ------------          ------------          ------------
  Operating profit (loss)                 3,817,000               (58,000)            7,958,000             3,742,000

INTEREST EXPENSE, net                     7,097,000             5,945,000            14,194,000            11,870,000
                                       ------------          ------------          ------------          ------------
  Loss before provision
    for income taxes                     (3,280,000)           (6,003,000)           (6,236,000)           (8,128,000)

PROVISION FOR INCOME
  TAXES                                      38,000                28,000                50,000                31,000
                                       ------------          ------------          ------------          ------------
  Net loss                             $ (3,318,000)         $ (6,031,000)         $  (6,286,000)        $ (8,159,000)
                                       ============          ============          =============         ============



              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 24, 1996 AND JUNE 30, 1997
         --------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                             June 24,                June 30,
                                                              1996                    1997
                                                         -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                           $ 225,865,000           $ 227,353,000
  Cash paid to suppliers and employees                    (216,476,000)           (216,084,000)
  Interest paid, net                                       (14,140,000)            (10,539,000)
  Income taxes paid                                            (50,000)                (31,000)
                                                         -------------           -------------
    Net cash provided by (used in)
      operating activities                                  (4,801,000)                699,000
                                                         -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (4,484,000)             (2,339,000)
  Net increase in other assets                                (609,000)               (757,000)
  Proceeds from disposition of assets                           10,000                 610,000
                                                         -------------           -------------
    Net cash used in investing activities                   (5,083,000)             (2,486,000)
                                                         -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                  (2,766,000)               (651,000)
  Borrowings on indebtedness                                     -                   1,199,000
  Net increase in deferred debt costs                          (27,000)             (1,438,000)
  Payments on capital lease obligations                       (417,000)               (441,000)
  Contribution from parent                                   7,115,000                   -
                                                         -------------           -------------
    Net cash provided by (used in)
      financing activities                                   3,905,000              (1,331,000)
                                                         -------------           -------------
NET DECREASE IN CASH                                        (5,979,000)             (3,118,000)
CASH, at beginning of period                                10,385,000               7,493,000
                                                         -------------           -------------
CASH, at end of period                                   $   4,406,000           $   4,375,000
                                                         =============           =============
RECONCILIATION OF NET LOSS TO NET CASH PROVIDED
BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                               $  (6,286,000)          $  (8,159,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                         10,112,000               9,857,000
      Loss on disposition of assets                            105,000               4,114,000
      Accretion on indebtedness                                 48,000                  54,000
      Amortization of deferred gain                              -                    (247,000)
      (Increase) decrease in current assets:
        Accounts receivable, net                               196,000                 408,000
        Inventories                                            (15,000)                368,000
        Prepaid expenses                                     1,579,000                 399,000
      Increase (decrease) in current liabilities:
        Accounts payable                                    (4,131,000)              1,034,000
        Accrued liabilities                                 (6,911,000)             (4,462,000)
        Accrued insurance                                    1,143,000              (3,690,000)
        Accrued interest                                         6,000               1,277,000
        Accrued payroll                                       (647,000)               (254,000)
                                                         -------------           -------------
           Net cash provided by (used in)
             operating activities                        $  (4,801,000)          $     699,000
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

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 30, 1996 and June 30, 1997, and the results of its operations and its cash flows for the twenty-six weeks ended June 24, 1996 and June 30, 1997. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

RESULTS OF OPERATIONS

Thirteen weeks ended June 24, 1996 and June 30, 1997:

Revenues. Total revenues increased from $111.1 million in the second quarter of 1996 to $112.8 million in the second quarter of 1997. Comparable restaurant revenues decreased 2.7%. During the twelve months ended June 30, 1997, the Company opened nine new restaurants and closed 17 poor performing restaurants. There were 247 restaurants operating as of June 24, 1996 and 239 operating as of June 30, 1997.

Black Angus revenues increased 7.1% to $68.0 million in the second quarter of 1997 as compared to the same period in 1996. The increase was due to the addition of nine new restaurants, which included expansion into two new markets, Las Vegas, Nevada (two new restaurants) and Salt Lake City, Utah (one restaurant). Comparable restaurant revenues decreased 3.1% as compared to the prior year.

Grandy's revenues decreased 12.6% to $20.0 million in the second quarter of 1997 as compared to the same period in 1996. Comparable restaurant revenues in the second quarter of 1997 were 6.8% lower than the same period in 1996, due to less use of discounting to stimulate sales and less advertising and promotion. The Company closed 16 poor performing restaurants during the twelve months ended June 30, 1997. Franchise revenues were $0.5 million in the second quarter of 1996 and 1997.

Revenues from other concepts increased from $24.7 million in the second quarter of 1996 to $24.8 million in the same period of 1997. The Company closed one poor performing restaurant during the twelve months ended June 30, 1997. Comparable restaurant revenues increased 1.6%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.4% in the second quarter of 1996 to 31.6% in the second quarter of 1997. The increase was primarily due to higher meat costs.

Payroll Costs. As a percentage of revenues, labor costs decreased from 29.8% in the second quarter of 1996 to 29.2% in the second quarter of 1997. The decrease was partially due to lower restaurant management payroll.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased in the second quarter from 25.0% in 1996 to 25.7% in 1997. The increase was due primarily to higher occupancy expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization remained the same at 4.5% in the second quarter of 1996 and 1997. A decrease in depreciation, due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1996, was offset by an increase in deferred debt cost amortization related to the March 1997 increase in senior secured notes principal for note holders who consented to an amendment.

General and Administrative Expenses. General and administrative expenses increased from $6.6 million in the second quarter of 1996 to $10.4 million in the second quarter of 1997. The increase was due primarily to a non-cash charge of $4.1 million for costs associated with closed restaurants, primarily in the Grandy's division, in the second quarter of 1997. General and administrative expenses as a percentage of revenues increased from 5.9% to 9.2% (decreased to 5.5% before the non-cash charge).

Operating Profit. Due to the above items, operating profit decreased from $3.8 million in the second quarter of 1996 to an operating loss of $0.1 million. As a percentage of revenues, operating profit decreased from 3.4% to -0.1%. Before the non-cash charge for closed restaurants there was an operating profit of $4.1 million (3.6% of revenues) in the second quarter of 1997.

Interest Expense - Net. Interest expense decreased from $7.1 million in the second quarter of 1996 to $5.9 million in the second quarter of 1997. The decrease was primarily due to a lower average debt balance in the second quarter of 1997. The Company's average stated interest rate increased from 11.5% in the second quarter of 1996 to 12.2% in the second quarter of 1997. The weighted average debt balance (excluding capitalized lease obligations) decreased from $220.0 million in the second quarter of 1996 to $172.3 million in the second quarter of 1997.

Twenty-six weeks ended June 24, 1996 and June 30, 1997:

Revenues. Total revenues increased 0.6% from $225.7 million in the twenty-six weeks ended June 24, 1996 to $226.9 million in the twenty-six weeks ended June 30, 1997. Comparable restaurant revenues decreased 3.8%. There were 247 restaurants operating as of June 24, 1996 and 239 operating as of June 30, 1997.

Black Angus revenues increased 4.9% to $137.7 million in 1997 as compared to the same period in 1996. The increase was due to the addition of nine new restaurants. Comparable restaurant revenues decreased 4.6%.

Grandy's revenues decreased 11.4% from $45.5 million in 1996 to $40.4 million in 1997. Comparable restaurant revenues were 6.5% lower than the prior year. Franchise revenues were $1.0 million and $0.9 million in 1996 and 1997, respectively.

Revenues from other concepts remained approximately the same at $48.9 million in 1996 and 1997. Comparable restaurant revenues increased 0.8%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues remained approximately the same at 31.8% in 1996 and 31.7% in 1997.

Payroll Costs. As a percentage of revenues, labor costs decreased 0.1% from 29.9% in 1996 to 29.8% in 1997. The decrease was due primarily to lower worker's compensation expense.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased 0.8% from 24.4% in 1996 to 25.2% in 1997. The increase was due primarily to higher occupancy expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 4.5% in 1996 to 4.3% in 1997. The decrease was due primarily to the non-cash reduction of the historical cost of certain long-lived assets in December 1996.

General and Administrative Expenses. General and administrative expenses increased from $13.3 million in 1996 to $16.5 million in 1997. As stated above, the increase was due primarily to a non-cash charge of $4.1 million for costs associated with closed restaurants. General and administrative expenses as a percentage of revenues were 5.9% and 7.3% (5.4% before the non-cash charge for closed restaurants) for 1996 and 1997, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $8.0 million in 1996 to $3.7 million in 1997. As a percentage of revenues, operating profit decreased from 3.5% to 1.6%. Before the non-cash charge mentioned above there was an operating profit of $7.9 million in 1997.

Interest Expense. Interest expense decreased from $14.2 million in 1996 to $11.9 million in 1997. The Company's average stated interest rate increased from 11.5% in 1996 to 12.2% in 1997. Average borrowings (excluding capitalized lease obligations) decreased from $220.0 million in 1996 to $171.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 30, 1997, the Company had a working capital deficit of $225.0 million which included $172.1 million in current portion of long-term debt.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year to date were $4.5 million in 1996 and $2.3 million in 1997. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

In 1997, the Company was in default under a covenant that required certain sales or sale/leaseback transactions by December 31, 1996. On March 13, 1997, the Company's senior secured note holders consented to an amendment which replaced the earnings before interest, taxes, depreciation and amortization ("EBITDA") covenants for the year ended December 30, 1996 and for the four quarters ended March 31, 1997 with an EBITDA covenant for the twelve months ended May 31, 1997 (tested at the same level as would have been required for the four quarters ended March 31, 1997), reduced the amount of net cash proceeds from asset sales or sale/leaseback transactions required by December 31, 1996 to $15.0 million (which was accomplished) and waived any related existing defaults or events of default. The amendment provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting note holders. This resulted in an increase of approximately $1.6 million in the stated principal amount of the senior secured notes and $1.2 million in the actual outstanding principal amount of the senior secured notes.

The Company was four weeks late in paying the quarterly interest of $1.2 million on its subordinated debt which was due June 15, 1997. The subordinated debt provides for a 30-day grace period for interest payments.

The Company failed to meet EBITDA covenants under its senior secured notes for the twelve months ended May 31, 1997 and for the four quarters ended June 30, 1997. The Company's lenders have not moved to accelerate the repayment of this debt, however, the Company has included its senior secured notes and its subordinated debt in the current portion of long-term debt. Of these amounts, $40.9 million is due on September 15, 1997 under the sinking fund provisions of the senior secured notes. The Company is pursuing the sale of its Black Angus division in order to repay in full its senior secured notes. There can be no assurance that this sale will be completed on acceptable terms.

Substantially all assets of the Company are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.

The Company's senior credit facilities provide for a letter of credit facility of $11.0 million until October 15, 1997. This letter of credit facility was fully utilized as of August 4, 1997. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit. Having repaid the outstanding bank loan in September 1996, the Company does not have a working capital facility.


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

                                               AMERICAN RESTAURANT GROUP, INC.
                                               -------------------------------
                                                           (Registrant)


Date:    August 13, 1997                       By: /s/ WILLIAM J. MCCAFFREY, JR.
      ---------------------                        ---------------------------
                                                    William J. McCaffrey, Jr.
                                                      Vice President, Chief
                                                        Financial Officer

                                 EXHIBIT INDEX



      Exhibit No.                             Description
      -----------                             -----------
          27.1               Financial Data Schedule, which is submitted electronically to the
                             Securities and Exchange Commission for information only and not filed.
