Form 10-Q
period 1997-09-29
AMERICAN RESTAURANT GROUP INC
filed 1997-11-13
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         American Restaurant Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                       33-48183              33-0193602
--------------------------------------------------------------------------------
(State or other jurisdiction of     (Commission File         (I.R.S. employer
incorporation or organization)          Number)              identification no.)


                            450 Newport Center Drive
                             Newport Beach, CA 92660
                                 (714) 721-8000
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



--------------------------------------------------------------------------------
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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of November 3, 1997 was 93,150.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................  1

              Consolidated Statements of Income...........................  3

              Consolidated Statements of Cash Flows.......................  4

              Notes to Consolidated Condensed Financial Statements........  5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  6

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................  9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                    DECEMBER 30, 1996 AND SEPTEMBER 29, 1997
                    ----------------------------------------

                                                        December 30,      September 29,
                                                            1996              1997
                                                        ------------      -------------
                                                                           (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                  $  7,493,000      $  6,189,000
  Accounts receivable, net of reserve of
    $1,041,000 and $1,076,000 at December 30, 1996
    and September 29, 1997, respectively                   7,465,000         6,165,000
  Inventories                                              6,818,000         5,632,000
  Prepaid expenses                                         4,485,000         2,906,000
                                                        ------------      ------------

      Total current assets                                26,261,000        20,892,000
                                                        ------------      ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                               6,158,000         5,655,000
  Buildings and leasehold improvements                   110,071,000       112,782,000
  Fixtures and equipment                                  84,162,000        87,326,000
  Property held under capital leases                      12,375,000        12,375,000
  Construction in progress                                 6,487,000         1,849,000
                                                        ------------      ------------

                                                         219,253,000       219,987,000
  Less-- Accumulated depreciation                        118,084,000       124,758,000
                                                        ------------      ------------

                                                         101,169,000        95,229,000
                                                        ------------      ------------

OTHER ASSETS-- NET                                        44,699,000        41,919,000
                                                        ------------      ------------

    Total Assets                                        $172,129,000      $158,040,000
                                                        ============      ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)


                                                          December 30,       September 29,
                                                              1996                1997
                                                         --------------      -------------
                                                                              (unaudited)
LIABILITIES AND COMMON STOCKHOLDER'S
EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  33,394,000       $  32,967,000
  Accrued liabilities                                       14,315,000          13,919,000
  Accrued insurance                                         15,848,000          11,810,000
  Accrued interest                                           1,016,000           6,342,000
  Accrued payroll costs                                     11,059,000          10,069,000
  Current portion of obligations
    under capital leases                                       902,000             926,000
  Current portion of long-term debt                         41,532,000         171,846,000
                                                         -------------       -------------

    Total current liabilities                              118,066,000         247,879,000
                                                         -------------       -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                           8,443,000           7,746,000
  Long-term debt                                           131,260,000           1,232,000
                                                         -------------       -------------

    Total long-term liabilities                            139,703,000           8,978,000
                                                         -------------       -------------

DEFERRED GAIN                                                5,806,000           5,436,000
                                                         -------------       -------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior preferred stock,
    $0.01 par value; 1,400,000 shares authorized,
    no shares issued or outstanding at December 30,
    1996 or September 29, 1997                                      --                  --

  Redeemable cumulative junior preferred stock,
    $0.01 par value; 100,000 shares authorized,
    no shares issued or outstanding at December 30,
    1996 or September 29, 1997                                      --                  --

COMMON STOCKHOLDER'S EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 shares issued
    and outstanding at December 30, 1996 and
    September 29, 1997                                           1,000               1,000
  Paid-in capital                                           63,246,000          63,246,000
  Accumulated deficit                                     (154,693,000)       (167,500,000)
                                                         -------------       -------------

    Total common stockholder's deficit                     (91,446,000)       (104,253,000)
                                                         -------------       -------------

   Total liabilities and common
    stockholder's equity                                 $ 172,129,000       $ 158,040,000
                                                         =============       =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
     ----------------------------------------------------------------------
    AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
    -------------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                    Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                               -------------------------------     -------------------------------
                               September 23,     September 29,     September 23,     September 29,
                                    1996              1997              1996              1997
                               -------------     -------------     -------------     -------------
REVENUES                       $ 107,319,000     $ 106,253,000     $ 332,988,000     $ 333,198,000

RESTAURANT COSTS:
  Food and beverage               33,802,000        33,448,000       105,473,000       105,406,000
  Payroll                         33,428,000        33,440,000       100,936,000       101,038,000
  Direct operating                28,756,000        27,582,000        83,922,000        84,883,000
  Depreciation and
    amortization                   5,075,000         4,982,000        15,187,000        14,839,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                         6,753,000         5,614,000        20,007,000        22,103,000
                               -------------     -------------     -------------     -------------

  Operating profit (loss)           (495,000)        1,187,000         7,463,000         4,929,000

INTEREST EXPENSE, net              6,941,000         5,818,000        21,135,000        17,688,000
                               -------------     -------------     -------------     -------------

  Loss before provision
    for income taxes and
    extraordinary loss            (7,436,000)       (4,631,000)      (13,672,000)      (12,759,000)

PROVISION FOR INCOME
  TAXES                               14,000            17,000            64,000            48,000
                               -------------     -------------     -------------     -------------

  Loss before extraordinary
    loss                          (7,450,000)       (4,648,000)      (13,736,000)      (12,807,000)

  Extraordinary loss on
    extinguishment of debt         1,095,000                --         1,095,000                --
                               -------------     -------------     -------------     -------------

  Net loss                     $  (8,545,000)    $  (4,648,000)    $ (14,831,000)    $ (12,807,000)
                               =============     =============     =============     =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 1996 AND SEPTEMBER 29, 1997
    -------------------------------------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           September 23,     September 29,
                                                               1996               1997
                                                           -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                             $ 332,995,000     $ 334,295,000
  Cash paid to suppliers and employees                      (313,058,000)     (317,343,000)
  Interest paid, net                                         (26,390,000)      (12,261,000)
  Income taxes paid                                              (64,000)          (48,000)
                                                           -------------     -------------

    Net cash provided by (used in) operating activities       (6,517,000)        4,643,000
                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (8,138,000)       (3,631,000)
  Net increase in other assets                                (1,858,000)         (959,000)
  Proceeds from disposition of assets                         49,433,000           609,000
                                                           -------------     -------------

    Net cash provided by (used in) investing activities       39,437,000        (3,981,000)
                                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                   (40,248,000)         (995,000)
  Borrowings on indebtedness                                     549,000         1,199,000
  Net increase in deferred debt costs                         (4,024,000)       (1,497,000)
  Payments on capital lease obligations                         (637,000)         (673,000)
  Contribution from parent                                     7,115,000                --
                                                           -------------     -------------

    Net cash used in financing activities                    (37,245,000)       (1,966,000)
                                                           -------------     -------------

NET DECREASE IN CASH                                          (4,325,000)       (1,304,000)

CASH, at beginning of period                                  10,385,000         7,493,000
                                                           -------------     -------------

CASH, at end of period                                     $   6,060,000     $   6,189,000
                                                           =============     =============

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net loss                                                 $ (14,831,000)    $ (12,807,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Extraordinary loss on
        extinguishment of debt                                 1,095,000                --
      Depreciation and amortization                           15,187,000        14,839,000
      Loss on disposition of assets                              412,000         4,029,000
      Amortization of deferred gain                                   --          (370,000)
      Accretion on indebtedness                                   72,000            82,000
      (Increase) decrease in current assets:
        Accounts receivable, net                                   7,000         1,097,000
        Inventories                                               15,000         1,186,000
        Prepaid expenses                                       1,551,000           (72,000)
      Increase (decrease) in current liabilities:
        Accounts payable                                       1,410,000          (427,000)
        Accrued liabilities                                   (7,482,000)       (3,231,000)
        Accrued insurance                                        529,000        (4,038,000)
        Accrued interest                                      (5,327,000)        5,345,000
        Accrued payroll                                          845,000          (990,000)
                                                           -------------     -------------

           Net cash provided by (used in)
             operating activities                          $  (6,517,000)    $   4,643,000
                                                           =============     =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 30, 1996 and September 29, 1997, and the results of its operations and its cash flows for the thirty-nine weeks ended September 23, 1996 and September 29, 1997. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 30, 1996 and the Company's current report on Form 8-K, File No.
          33-48183, dated September 12, 1997.

2.        SUBSIDIARY GUARANTORS

          Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally jointly and severally liable for the obligations of the Company under the Company's 13% Senior Secured Notes, due September 15, 1998, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

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

RESULTS OF OPERATIONS

Thirteen weeks ended September 23, 1996 and September 29, 1997:

Revenues. Total revenues decreased from $107.3 million in the third quarter of 1996 to $106.3 million in the third quarter of 1997. Comparable restaurant revenues decreased 2.9%. During the twelve months ended September 29, 1997, the Company opened six new restaurants and closed 23 restaurants. There were 249 restaurants operating as of September 23, 1996 and 232 operating as of September 29, 1997.

Black Angus revenues increased 3.6% to $62.0 million in the third quarter of 1997 as compared to the same period in 1996. The increase was due to the addition of six new restaurants, which included expansion into the Salt Lake City, Utah, market (one restaurant). The Company closed one restaurant during the twelve months ended September 29, 1997. Comparable restaurant revenues decreased 3.2% as compared to the prior year.

Grandy's revenues decreased 13.7% to $19.7 million in the third quarter of 1997 as compared to the same period in 1996. Comparable restaurant revenues in the third quarter of 1997 were 8.6% lower than the same period in 1996, due to less use of discounting to stimulate sales and less advertising and promotion. The Company closed 19 poor performing restaurants during the twelve months ended September 29, 1997. Franchise revenues increased in the third quarter of 1997 due to the recognition of deferred franchise fees.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) remained constant at $24.6 million in the third quarter of 1996 and 1997. The Company closed three poor performing restaurants during the twelve months ended September 29, 1997.
Comparable restaurant revenues increased 2.6%.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs remained the same at 31.5% in the third quarter of 1996 and 1997. Higher seafood costs were offset by lower meat and beverage costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 31.1% in the third quarter of 1996 to 31.5% in the third quarter of 1997. The increase was partially due to higher restaurant management payroll.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased in the third quarter from 26.8% in 1996 to 26.0% in 1997. The decrease was primarily due to lower advertising costs partially offset by higher occupancy expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization remained the same at 4.7% in the third quarter of 1996 and 1997. A decrease in depreciation, primarily due to the non-cash reduction of the historical cost of certain long-lived assets in December 1996, was offset by an increase in deferred debt cost amortization related to the March 1997 increase in principal for senior secured note holders who consented to an amendment.

General and Administrative Expenses. General and administrative expenses decreased from $6.8 million in the third quarter of 1996 to $5.6 million in the third quarter of 1997. The decrease was primarily due to a reduction in administrative payroll. General and administrative expenses as a percentage of revenues decreased from 6.3% to 5.3%.

Operating Profit. Due to the above items, operating profit increased from an operating loss of $0.5 million in the third quarter of 1996 to an operating profit of $1.2 million in the third quarter of 1997. As a percentage of revenues, operating profit increased from -0.5% to 1.1%.

Interest Expense - Net. Interest expense decreased from $6.9 million in the third quarter of 1996 to $5.8 million in the third quarter of 1997. The decrease was primarily due to a lower average debt balance in the third quarter of 1997. The Company's average stated interest rate increased from 11.7% in the third quarter of 1996 to 12.1% in the third quarter of 1997. The weighted average debt balance (excluding capitalized lease obligations) decreased from $214.8 million in the third quarter of 1996 to $171.8 million in the third quarter of 1997.

Thirty-nine weeks ended September 23, 1996 and September 29, 1997:

Revenues. Total revenues increased 0.1% from $333.0 million in the thirty-nine weeks ended September 23, 1996 to $333.2 million in the thirty-nine weeks ended September 29, 1997. Comparable restaurant revenues decreased 3.5%. There were 249 restaurants operating as of September 23, 1996 and 232 operating as of September 29, 1997.

Black Angus revenues increased 4.5% to $199.7 million in 1997 as compared to the same period in 1996. The increase was due to the addition of six new restaurants. Comparable restaurant revenues decreased 4.2%.

Grandy's revenues decreased 12.1% to $60.0 million in 1997 as compared to the same period in 1996. Comparable restaurant revenues were 7.2% lower than the prior year. The Company closed 19 poor performing restaurants during the twelve months ended September 29, 1997. Franchise revenues were $1.9 million and $2.1 million in 1996 and 1997, respectively.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) remained approximately the same at $73.5 million in 1996 and $73.4 million in 1997. Comparable restaurant revenues increased 1.4%.

Food and Beverage Costs. Food and beverage costs as a percentage of revenues remained approximately the same at 31.7% in 1996 and 31.6% in 1997.

Payroll Costs. As a percentage of revenues, labor costs remained constant at 30.3% in 1996 and 1997.

Direct Operating Costs. As a percentage of revenues, total direct operating costs increased 0.3% from 25.2% in 1996 to 25.5% in 1997. The increase was primarily due to higher occupancy expenses partially offset by lower advertising costs.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased from 4.6% in 1996 to 4.5% in 1997. The decrease was primarily due to the non-cash reduction of the historical cost of certain long-lived assets in December 1996.

General and Administrative Expenses. General and administrative expenses increased from $20.0 million in 1996 to $22.1 million in 1997. The increase was primarily due to a non-cash charge of $4.1 million for costs associated with closed restaurants. General and administrative expenses as a percentage of revenues were 6.0% and 6.6% (5.4% before the non-cash charge for closed restaurants) for 1996 and 1997, respectively.

Operating Profit. Due to the items mentioned above, operating profit decreased from $7.5 million in 1996 to $4.9 million in 1997. As a percentage of revenues, operating profit decreased from 2.2% to 1.5%. Before the non-cash charge mentioned above there was an operating profit of $9.0 million in 1997.

Interest Expense. Interest expense decreased from $21.1 million in 1996 to $17.7 million in 1997. The Company's average stated interest rate increased from 11.6% in 1996 to 12.2% in 1997. Average borrowings (excluding capitalized lease obligations) decreased from $218.3 million in 1996 to $171.8 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash flow from operations. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within a few days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 29, 1997, the Company had a working capital deficit of $227.0 million which included $171.8 million in current portion of long-term debt.

The Company estimates that capital expenditures of $5.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year to date were $8.1 million in 1996 and $3.6 million in 1997. The decrease was partially due to the construction of six new restaurants in the prior year. The Company's credit agreement contains limitations on the amount of capital expenditures that the Company may incur.

The Company was three weeks late in paying the quarterly interest of $4.2 million on its senior secured notes which was due September 15, 1997. The credit agreement provides for a 30-day grace period for interest payments.

Because the Company failed to make the $40.9 million payment that was due on September 15, 1997 under the sinking fund provisions of its senior secured notes, the Company was restricted from paying the quarterly interest of $1.2 million on its subordinated debt which was due September 15, 1997. In addition, the Company failed to meet EBITDA covenants under its senior secured notes for the twelve months ended May 31, 1997, for the four quarters ended June 30, 1997 and for the four quarters ended September 29, 1997. Although the Company's lenders have not moved to accelerate the repayment of this debt, the Company has included its senior secured notes and its subordinated debt in the current portion of long-term debt.

Arthur Andersen LLP, independent public accountants, has issued a report which states that the fact that the Company (i) has suffered recurring losses from operations, (ii) has a net capital deficit, (iii) has failed to make the sinking fund payment of $40.9 million which was due September 15, 1997, and (iv) may be required to renegotiate its senior debt if it cannot meet amended covenants, raises substantial doubt about its ability to continue as a going concern.

Substantially all assets of the Company are pledged to its senior lenders. In addition, the subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.

The Company's senior credit facilities provide for a letter of credit facility of $11.0 million until December 15, 1997. This letter of credit facility was fully utilized as of November 3, 1997. A quarterly commitment fee of 0.5% per annum is payable on the letter of credit facility and a quarterly fee of 3.75% per annum is payable on outstanding letters of credit. Having repaid the outstanding bank loan in September 1996, the Company does not have a working capital facility.

The Company did not obtain the required consents from its senior secured note holders or from the holders of its subordinated debt to sell its Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company restaurants. Consequently, the Company will not continue to pursue that transaction.

In order to address these liquidity issues, the Company intends to solicit consent from its debt holders to refrain from accelerating the repayment of its debt and has developed a refinancing plan and retained an investment banking company as its financial advisor and sole placement agent. Although the Company believes that this refinancing can be completed by year end 1997 and that it will be in the best interests of its various debt holders, there can be no assurance that it will be completed on the terms and within the time frame expected.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       List of Exhibits


          Exhibit No.           Description
          -----------           -----------
               4.21             Tenth Amendment to Amended and Restated Credit
                                Agreement, dated June 25, 1997, among the
                                Company, the subsidiaries of the Company parties
                                hereto, Bankers Trust Company, as Agent, and the
                                several banks named thereto.

               4.22             Eleventh Amendment to Amended and Restated
                                Credit Agreement, dated July 28, 1997, among the
                                Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

               4.23             Twelfth Amendment to Amended and Restated Credit
                                Agreement, dated September 12, 1997, among the
                                Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

               4.24             Thirteenth Amendment to Amended and Restated
                                Credit Agreement, dated October 13, 1997, among the Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

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


                                             AMERICAN RESTAURANT GROUP, INC.
                                                      (Registrant)


Date: November 13, 1997                      By: /s/ WILLIAM J. MCCAFFREY, JR.
      -----------------                          -------------------------------
                                                    William J. McCaffrey, Jr.
                                                     Vice President, Chief
                                                      Financial Officer

                                 EXHIBIT INDEX

                                                                                        Sequentially
                                                                                          Numbered
          Exhibit No.           Description                                                 Page
          -----------           -----------                                             ------------
               4.21             Tenth Amendment to Amended and Restated Credit
                                Agreement, dated June 25, 1997, among the
                                Company, the subsidiaries of the Company parties
                                hereto, Bankers Trust Company, as Agent, and the
                                several banks named thereto.

               4.22             Eleventh Amendment to Amended and Restated
                                Credit Agreement, dated July 28, 1997, among the
                                Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

               4.23             Twelfth Amendment to Amended and Restated Credit
                                Agreement, dated September 12, 1997, among the
                                Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

               4.24             Thirteenth Amendment to Amended and Restated
                                Credit Agreement, dated October 13, 1997, among the Company, the subsidiaries of the Company parties hereto, Bankers Trust Company, as Agent, and the several banks named thereto.

               27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                                Commission for information only.