Form 10-K405
period 1997-12-29
AMERICAN RESTAURANT GROUP INC
filed 1998-03-30
CIK 853083

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 29, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from                 to

        Commission file number:   33-48183

                         American Restaurant Group, Inc.
--------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter


                 Delaware                                  33-0193602
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        450 Newport Center Drive
       Newport Beach, California                             92660
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (714) 721-8000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
        Title of Each Class                             on Which Registered
        -------------------                             -------------------
                None                                            None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of March 2, 1998 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I

ITEM 1.        BUSINESS................................................................      1

ITEM 2.        PROPERTIES..............................................................      5

ITEM 3.        LEGAL PROCEEDINGS.......................................................      6

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................      6


PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.....................................................      6

ITEM 6.        SELECTED FINANCIAL DATA.................................................      7

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................................      8

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................     12

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................................     12


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................     13

ITEM 11.       EXECUTIVE COMPENSATION..................................................     14

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT..........................................................     16

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................     17


PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.................................................     17

                                     PART I

ITEM 1.                             BUSINESS

INTRODUCTION

American Restaurant Group, Inc., a Delaware corporation (the "Company"), through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. The Company was formed on August 13, 1986 by Anwar
S. Soliman, Chairman of the Board and Chief Executive Officer of the Company and other members of current senior management, to acquire certain operations of Saga Corporation, a wholly owned subsidiary of Marriott Corporation (the "Acquisition"). The Acquisition was completed in February 1987. (Prior to the completion of the Acquisition, the Company had no significant operations.) The Company is a subsidiary of American Restaurant Group Holdings, Inc., a Delaware corporation ("Holdings").

As of December 29, 1997, the Company operated 231 restaurants located in 17 states, principally California and Texas. The Company operates five restaurant divisions: Black Angus (western-style steakhouses specializing in steak and prime rib), Grandy's (family-oriented, quick-service restaurants specializing in fried and grilled chicken, country-fried steak and country breakfasts), Spoons (casual-style restaurants featuring fajitas, salads and hamburgers), Spectrum (upscale Northern Italian, American and Mexican specialty restaurants) and National Sports Grill (sports-theme restaurants featuring generous portions and microbrewery beers). In addition, as of December 29, 1997, Grandy's franchised 61 restaurants in the southern United States.

DIVISION OVERVIEW

BLACK ANGUS

As of December 29, 1997, Black Angus operated 102 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses located primarily in California, the Pacific Northwest and Arizona. The chain was founded in Seattle in 1964 and is the Company's largest restaurant concept. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and range in size from 6,600 to 12,000 square feet, seating approximately 220 to 350 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

As of December 28, 1992, Black Angus operated 66 in-restaurant lounges which offered disc jockeys, dancing and a focus on the sale of alcoholic beverages during the after-dinner and late-night time periods. While the late-night entertainment business in isolation generated favorable profit margins, management was concerned that this business was negatively affecting the positive, family image of the restaurants and negatively affecting visits by its core customer base of middle-income families and that liability and other expenses associated with the late-night entertainment business were increasing. Black Angus began limiting its late-night entertainment business in 1992 and subsequently, between 1994 and 1997, phased out its late-night entertainment business in 9 to 19 restaurants per year. It currently operates 12 restaurants with late-night entertainment and does not intend to discontinue these operations, because management does not believe that the dining operations at these restaurants have been adversely affected by the late-night entertainment operations.

GRANDY'S

As of December 29, 1997, Grandy's operated 89 family-oriented, quick-service restaurants located primarily in Texas and Oklahoma and franchised an additional 61 restaurants primarily in the southern United States. The chain was founded in Lewisville, Texas in 1973. Grandy's restaurants are generally freestanding and are located near shopping malls or other highly visible, heavily traveled areas. The restaurants range in size from 3,800 to 5,200 square feet and have dining areas, which generally seat 130 to 220 customers. All restaurants offer self-service beverages with free refills, and all but two restaurants have drive-thru service. Grandy's restaurants are generally open from 6:00 a.m. to 10:00 p.m. and serve breakfast, lunch and dinner. Grandy's differentiates itself from its competitors by offering complete home-style meals with limited service. Approximately 51% of Grandy's 1997 revenues were for consumption in the dining room as opposed to take- out.

Grandy's franchise agreements generally require initial fees of $15,000 to $25,000 per restaurant, ongoing royalties of 4% of sales (3% for some older franchises) and advertising expenditures of approximately 4% of sales. Grandy's provides certain support functions for franchisees, including initial training and ongoing monitoring and consultations. The Company does not provide financing for franchisees.

SPOONS

Spoons, founded in 1978, operated 19 casual-style restaurants as of December 29, 1997, all of which are located in California. Spoons restaurants are generally freestanding, located in heavily traveled areas, ranging in size from 5,500 to 7,800 square feet and seating approximately 200 customers. These full-service restaurants average a 40-minute table turnover and offer booth and table seating in a casual, highly energetic atmosphere. In addition, each restaurant has a lounge area which also serves food. Spoons restaurants are generally open from 11:00 a.m. to 12:00 midnight and feature the same menu all day.

SPECTRUM

Spectrum, founded in 1970, operated 15 unique, upscale, specialty restaurants as of December 29, 1997, all of which are located in California. All restaurants focus on "authentic" Northern Italian, contemporary American or Mexican cuisine. The division includes four "Prego" restaurants, three "Tutto Mare" restaurants, two "MacArthur Park" restaurants and six other restaurants which, although operated under different names, generally concentrate on Northern Italian food. Spectrum restaurants vary in size and physical type but are primarily located proximite to concentrations of young professionals and other upper-income customers. The restaurants are generally open from 11:00 a.m. to 12:00 midnight.

NATIONAL SPORTS GRILL

National Sports Grill, founded in 1993, operated six sports-theme restaurants as of December 29, 1997, all of which are located in California. This concept offers a menu featuring generous portions and microbrewery beers and provides multiple video telecasts of national and regional sporting events as well as interactive video games and other sporting-related games. National Sports Grill restaurants are freestanding and generally range in size from 10,000 to 17,000 square feet, seating approximately 200 to 300 customers. The restaurants feature a bar, a dining area, a billiards area and multiple video screens throughout. National Sports Grill restaurants are typically open from 11:00 a.m. to 2:00 a.m.

RESTAURANT OPERATIONS

The Company has five distinct divisions. The Black Angus division is generally managed separately from the other divisions and is organized functionally with separate operations, marketing, finance, real estate and human resources departments. Grandy's and the three smaller divisions are each run independently but share among them certain support functions such as finance, administration and human resources. In addition, at its corporate headquarters, the Grandy's headquarters and the Company's law department offices, the Company generally provides purchasing, cash management, insurance and other treasury functions, and accounting and legal services, all on a centralized basis. The Company's corporate headquarters provides strategic direction and approves major capital expenditures, annual budgets and all salaries above a specified level.

The Company's cash management system is highly sophisticated with controls down to the server level. Restaurants are required to make daily deposits of cash and the Company uses a centralized cash concentration system which sweeps all of its cash accounts on a daily basis. There is a central accounts payable and check writing system with roughly 7,500 vendors profiled on the system.

The Company uses a combination of in-house and outside-contracted services for its management information system needs. In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant, division and corporate levels. The Company contracts for payroll services and for mainframe-based data processing.

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

General Managers are supervised by District Managers, each of whom is responsible for approximately seven restaurants. District Managers, General Managers, Assistant Managers and Chefs are eligible for bonuses under each division's extra compensation program, for which goals and objectives are established based on the profitability, sales and other factors relating to the restaurants.

PURCHASING AND DISTRIBUTION

To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items. The Company purchases products throughout the United States and abroad through agreements with various food-service vendors. None of the Company's vendors supply the Company exclusively and no material agreements exist. The Company routinely uses public, cold-storage facilities and makes forward commitments in order to establish the availability and price of key food items such as beef and seafood. In order to achieve more favorable terms, the Company recently chose to concentrate its distribution among certain of its vendors but believes that it could replace any of these distributors, if necessary, on a timely basis.

COMPETITION AND MARKETS

All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns and economic conditions. The Company's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. Many of the Company's competitors have substantially greater financial, marketing, personnel and other resources than the Company. In addition, competition is not limited to a particular segment of the restaurant industry because fast-food restaurants, steakhouses and casual-dining restaurants are all competing for the same consumer's dining dollars. The Company believes that its principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety and quality of food products served; the quality and training of its employees; the experience and ability of its management; and the economies of scale enjoyed by the Company because of its size and geographic concentration. The Company continually monitors consumer tastes and adjusts and updates its menus accordingly.

EMPLOYEES

At December 29, 1997, the Company employed approximately 11,800 persons, of whom approximately 10,900 were hourly employees in restaurants, approximately 700 were salaried employees in restaurants (Managers and Chefs) and approximately 200 were hourly and salaried employees in divisional and corporate management and administration. Approximately 63% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). None of the Company's facilities are unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

REGULATIONS

Each restaurant is subject to licensing and regulation by state and local health, sanitation, safety, fire and other departments. In addition, each restaurant (except for Grandy's) is subject to licensing with respect to the sale of alcoholic beverages. The loss of licenses or permits by the Company's restaurants to sell alcohol would interrupt or terminate the Company's ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on the Company. The Company believes it has good relations with the various alcoholic beverage authorities.

The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Substantially all of the Company's restaurant employees are paid at rates related to the federal and state minimum wage, and, accordingly, increases in the minimum wage increase the Company's labor costs.

In June 1996, the Company signed Tip Reporting Alternative Commitment (TRAC) agreements with the Internal Revenue Service ("IRS") for all divisions that have tipped employees. This program gives the Company partial immunity from both past and future audits of employer-paid FICA taxes on tips reported by employees. In exchange, the Company must encourage employees to comply with tip reporting laws through quarterly educational materials. The Company is also required to maintain detailed records for each tipped employee. The IRS has the ability to terminate the TRAC agreements at any time, thereby eliminating the Company's audit protection, if the Company's procedures are inadequate or tip reporting by the Company's employees does not increase.

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

ITEM 2.                            PROPERTIES

Of the 231 restaurants operated by the Company on December 29, 1997, the Company owns the land and building for six, owns the building and leases the land for 94, and leases both land and building for the remaining 131 restaurants. In addition, the Company currently leases the land for five, and leases both the land and the building for 11 restaurants which are now closed (of which six are sub-leased to others). Most of the Company's restaurants are freestanding and range from approximately 4,000 square feet for a Grandy's restaurant to as much as 17,000 square feet for the Company's other restaurants. Most of the Company's leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance and other expenses.

In addition, the Company owns the land and building for the Grandy's headquarters in Lewisville, Texas, and leases office space for its other divisions and corporate headquarters in Los Altos and Newport Beach, California.

The following table sets forth, as of December 29, 1997, the number of Company-operated restaurants by division and state of operation:

                                    DIVISION
               --------------------------------------------------
                                                         NATIONAL       TOTAL
STATE          BLACK                                      SPORTS      NUMBER OF
               ANGUS   GRANDY'S    SPOONS    SPECTRUM      GRILL     RESTAURANTS
               -----   --------    ------    --------      -----     -----------
California       56         0        19         15           6           96
Texas             -        64         -          -           -           64
Oklahoma          -        16         -          -           -           16
Washington       10         -         -          -           -           10
Arizona           9         -         -          -           -            9
Minnesota         6         -         -          -           -            6
Colorado          5         -         -          -           -            5
Kansas            -         5         -          -           -            5
Oregon            5         -         -          -           -            5
Indiana           3         -         -          -           -            3
Florida           -         3         -          -           -            3
Hawaii            2         -         -          -           -            2
Nevada            2         -         -          -           -            2
New Mexico        1         1         -          -           -            2
Alaska            1         -         -          -           -            1
Idaho             1         -         -          -           -            1
Utah              1         -         -          -           -            1
                ---       ---       ---        ---         ---          ---

Total           102        89        19         15           6          231
                ===       ===       ===        ===         ===          ===

ITEM 3.                        LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business, including claims arising out of personal injuries, employment practices, worker's compensation cases and contract lawsuits, the claims for which sometimes involve substantial damages. Based on information presently available, management does not believe that the outcome of such litigation will have a material adverse effect on the Company's financial position, business or results of operations.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholder of the Company in the fourth quarter of 1997.


                                     PART II

ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

As of March 2, 1998, there were seven record holders of the outstanding shares of the Company's outstanding common stock. There is currently no market for the Company's common stock, nor is such anticipated in the near future. The Company has never paid dividends to its common stockholders and currently has no plans to do so.

ITEM 6.                     SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five periods ended December 29, 1997 has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.


                                                              Year ended (1)
                                        ----------------------------------------------------------
                                        Dec. 27,     Dec. 26,    Dec. 25,     Dec. 30     Dec. 29,
                                          1993         1994        1995       1996(2)       1997
                                          ----         ----        ----       -------       ----
                                                       (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus...........................$235,345     $253,634    $243,624     $254,946    $264,175
  Grandy's.............................. 111,166      109,301     101,839       90,962      78,832
  Other concepts........................  91,398       97,471     100,503       99,516      97,032
                                        --------     --------    --------     --------    --------
        Total revenues.................. 437,909      460,406     445,966      445,424     440,039

RESTAURANT COSTS:
  Food and beverage..................... 136,255      142,828     138,270      141,032     140,015
  Payroll............................... 132,292      136,151     134,532      137,104     133,732
  Direct operating...................... 109,462      108,382     110,399      114,589     110,502
  Depreciation and
    amortization........................  25,682       26,400      22,819       20,386      19,627
                                        --------     --------    --------     --------    --------
      Total restaurant costs............ 403,691      413,761     406,020      413,111     403,876

General and administrative
  expenses..............................  29,895       31,027      31,360       28,086      29,360

Non-cash charge for impairment
  of long-lived assets..................   -            -          20,178       13,205       3,047

Operating profit (loss).................   4,323       15,618     (11,592)      (8,978)      3,756

Interest expense, net...................  23,741       27,691      28,004       27,714      23,985

Net loss before
  extraordinary loss.................... (19,216)     (12,130)    (39,662)     (36,773)    (20,292)

Extraordinary loss on
  extinguishment of debt................ (10,790)       -           -           (1,688)      -

Net loss................................$(30,006)    $(12,130)   $(39,662)    $(38,461)   $(20,292)

Deficiency in earnings to cover
  fixed charges (3)..................... (19,418)     (12,073)    (39,596)     (36,692)    (20,229)

BALANCE SHEET DATA:
Plant and equipment, net................ 181,889      181,496     171,030      101,169      92,322
Total assets............................ 291,989      282,438     249,053      172,129     152,011
Long-term obligations,
  including current portion............. 228,612      226,394     233,011      182,137     181,399
Redeemable cumulative
  preferred stock.......................   -            -           -            -           -
Common stockholder's
  equity (deficit)...................... (8,307)      (20,437)    (60,099)     (91,446)   (111,738)

----------------------

(1) The Company's obligations under its 11.5% senior secured notes due 2003 (the "Notes") are guaranteed by each of its subsidiaries (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because the Subsidiary Guarantors are unconditionally jointly and severally liable for the obligations of the Company under the Notes pursuant to such guarantees. The aggregate net assets, earnings and equity of such Subsidiary Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

(2)     The year ended December 30, 1996 included 53 weeks.

(3) For the purpose of determining the deficiency in earnings to cover fixed charges, earnings consist of earnings before extraordinary loss, income taxes and fixed charges. Fixed charges consist of interest on indebtedness, the amortization of debt issue costs and that portion of operating rental expense representative of the interest factor.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 25, 1995, December 30, 1996 and December 29, 1997:

Revenues. Total revenues decreased slightly from $446.0 million in 1995 to $445.4 million in 1996 followed by a 1.2% decrease to $440.0 million in 1997. The year ended December 30, 1996 included a 53rd week which added $6.9 million to total revenues. Same-store-sales for 1997 decreased 2.3% from 1996, excluding the 53rd week. Three new restaurants opened during 1997 were offset by the closure of nineteen restaurants. There were 248, 247 and 231 restaurants operating at the end of 1995, 1996 and 1997, respectively.

Black Angus revenues increased 4.6% from $243.6 million in 1995 to $254.9 million in 1996 and then increased 3.6% to $264.2 million in 1997. The increase in 1997 was primarily due to $20.0 million resulting from the addition of nine new restaurants in the second half of 1996 and the first quarter of 1997 and a $3.2 million increase in same-store-sales (excluding late-night entertainment and discontinued lunch). This increase was partially offset by a $5.4 million decrease due to the closure of late-night entertainment operations at 11 restaurants, a $4.2 million decrease from the 53rd week in 1996, a $2.6 million decrease due to discontinued lunch at 14 restaurants and a $1.7 million decrease from two closed restaurants. Same-store-sales increased 1.4% (decreased 2.0% including late-night entertainment and discontinued lunch) in 1997.

Grandy's revenues decreased 10.7% from $101.8 million in 1995 to $91.0 million in 1996 followed by a 13.3% decrease to $78.8 million in 1997. The decrease in 1997 resulted from a $6.1 million decline due to the closure of 21 restaurants in the second half of 1996 and in 1997, a $5.4 million, or a 7.1%, decline in same-store-sales from de-emphasizing discounted sales and $1.3 million from the 53rd week in 1996. These decreases were partially offset by a $0.6 million increase in franchise income. Franchise revenues were $2.2 million, $2.0 million and $2.6 million in 1995, 1996 and 1997, respectively.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 1.0% from $100.5 million in 1995 to $99.5 million in 1996 and then decreased 2.5% to $97.0 million in 1997. Revenues declined $2.3 million due to the closure of three restaurants in 1997 and $1.4 million due to the 53rd week in 1996 partially offset by a $1.2 million increase in same-store-sales.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased from 31.0% in 1995 to 31.7% in 1996 and then to 31.8% in 1997. The increase in 1996 was primarily a result of higher grocery expenses.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.2% in 1995 to 30.8% in 1996 and then decreased to 30.4% in 1997. The decrease in 1997 was primarily due to lower beverage labor costs at Black Angus as a result of de-emphasizing late-night entertainment operations.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased from 24.8% in 1995 to 25.7% in 1996 and then decreased to 25.1% in 1997. The decrease in 1997 was a result of decreased advertising and promotion expenses partially offset by higher occupancy costs.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, division and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 5.1% in 1995 to 4.6% in 1996 and then decreased to 4.5% in 1997. The decrease in 1997 was primarily due to the non-cash reduction of the historical costs of certain long-lived assets and sale/leaseback transactions in 1996.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 7.0% in 1995, 6.3% in 1996 and 6.7% in 1997. The increase in 1997 was primarily due to a $2.8 million increase in non-cash charges for costs associated with closed restaurants and a legal settlement of $0.9 million. This increase was partially offset by reductions of $2.6 million in division and corporate overhead.

Non-Cash Charge for Impairment of Long-Lived Assets. In December 1997 certain assets, including fixed assets and certain related intangible assets, were valued at less than their historic costs and resulted in a non-cash charge of $3.0 million. This non-cash charge was 0.7% of revenues. Similar non-cash charges of $13.2 million and $20.2 million were recorded in 1996 and 1995, respectively.

Operating Profit. As a result of the items discussed above, operating profit improved from an operating loss of $11.6 million in 1995 to an operating loss of $9.0 million in 1996 and then improved to an operating profit of $3.8 million in 1997 (an operating profit of $8.6 million, $4.2 million and $6.8 million in 1995, 1996 and 1997, respectively, before the non-cash charge for impairment of long-lived assets). The Company's divisions are not uniform in revenues, size or profitability. For example, for the fiscal year ended 1997, Black Angus had an operating profit of $21.2 million while Grandy's had an operating loss of $2.4 million. The other concepts had a net operating profit of $4.4 million. These amounts exclude corporate general and administrative expenses not allocated to the divisions.

Interest Expense - Net. Interest expense decreased from $28.0 million in 1995 to $27.7 million in 1996 and then decreased to $24.0 million in 1997. The average interest rate on Company borrowings was 11.5%, 11.7% and 12.3% for 1995, 1996 and 1997, respectively. Average borrowings (excluding capitalized lease obligations) decreased from $217.7 million in 1995 to $208.2 million in 1996 and then decreased to $171.7 million in 1997. Average borrowings declined in 1997 due to the payment of $44.1 million in principal on the senior secured notes in the second half of 1996.

Income Taxes. Income taxes increased from a provision of $66,000 in 1995 to $81,000 in 1996 and then decreased to $63,000 in 1997. The provisions represent amounts provided for certain minimum state income taxes.

Extraordinary Loss. An extraordinary loss of $1.7 million occurred in 1996 with the extinguishment of a prior term loan. This extraordinary loss resulted from a non-cash charge to expense for capitalized debt costs associated with the debt repaid. There were no extraordinary losses in 1995 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of December 29, 1997, the Company had cash of approximately $5.7 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 29, 1997, the Company had a working capital deficit of $57.2 million. All of the Company's senior debt was classified as long term at the end of 1997 due to the consummation of its Recapitalization Plan in February 1998.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures were $16.3 million in 1995, $13.3 million in 1996, and $4.6 million in 1997. New store capital expenditures included in these amounts were $3.6 million, $4.8 million and $0.4 million for 1995, 1996 and 1997, respectively. The Company estimates that capital expenditures in 1998 will be approximately $12.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

On March 13, 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17.0 million producing aggregate proceeds of approximately $7.1 million. Substantially all of the net proceeds of the offering were contributed by Holdings to the Company. The new proceeds were used by the Company for general corporate purposes.

In the second half of 1996, the Company completed sale/leaseback transactions, under which it sold certain land, buildings, and other improvements relating to 24 Black Angus restaurants, 30 Grandy's restaurants and two Spoons restaurants for an aggregate sale price of $63.4 million and simultaneously executed long-term leases under which it will continue to operate the restaurants. The leases call for initial aggregate annual rent payments of $8.0 million with scheduled future increases. The proceeds of the transactions were used to redeem at par a portion of its senior secured notes in the amount of $45.4 million, representing principal and interest thereon; to repay bank debt and interest thereon and to partially cash collateralize outstanding letters of credit in a combined amount of $7.4 million; and for fees and expenses of such transactions as well as a consent solicitation relating to the senior secured notes, with the balance used by the Company to make capital expenditures and to purchase other assets. The Company recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1.7 million and a $2.2 million loss on disposition of assets underlying certain leases. In addition, a $5.9 million gain related to the Black Angus sale/leasebacks was deferred and will be amortized over the initial term of the underlying leases.

In March 1997, the Company's senior secured noteholders consented to an amendment which provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1.6 million in the stated principal amount of the senior secured notes and $1.2 million in the actual outstanding principal amount of the senior secured notes.

In September 1997, the Company failed to make the $40.5 million payment that was due under the sinking fund provisions of its senior secured notes. The Company was late, but within the grace period, in paying the quarterly interest of $4.1 million on its senior secured notes which was due September 15, 1997. The Company was restricted from paying the quarterly interest of $1.2 million on its subordinated debt which was due September 15, 1997 and December 15, 1997.

In December 1997, the Company was late, but within the grace period, in paying the quarterly interest of $4.1 million on its senior secured notes which was due December 15, 1997.

On February 25, 1998, the Company completed a recapitalization plan (the "Recapitalization Plan") which included, among other things, the issuance by the Company of (a) $155.0 million of the 11.5% senior secured notes due 2003 (the "Notes") and (b) 35,000 preferred stock units of the Company (the "Units"), each Unit consisting of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.

Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126.4 million together with accrued and penalty interest thereon and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the aggregate principal amount of $45.0 million together with accrued and penalty interest thereon, and canceled the related warrants to purchase common stock of Holdings, and (c) established a $15.0 million revolving credit facility to include letters of credit. Letters of credit outstanding after the Recapitalization Plan were $3.9 million. A quarterly fee of 0.5% per annum is payable on the unused portion of the revolving credit facility and a fee of 2.5% per annum is payable on outstanding letters of credit.

As an additional component of the Recapitalization Plan, Holdings extended the accretion period on its senior discount debentures due 2005 (the "Holdings Debentures"), from June 15, 1999 to maturity on December 15, 2005, and amended certain provisions of the Holdings Debentures. The Holdings Debentures will accrete at a rate of 14.25%, compounded semi-annually. Certain holders of the Holdings Debentures with an accreted value of approximately $10.8 million surrendered such debentures for cancellation and received $3.6 million principal amount of the Notes, in addition to the $155.0 million of the Notes sold as mentioned above.

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

Although the Company is highly leveraged, based upon current levels of operations and anticipated growth, the Company expects that cash flows generated from operations together with its other available sources of liquidity will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements. However, the Company does not expect to generate sufficient cash flow from operations in the future to pay the Notes upon maturity and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing or possibly sell assets.

The Company's net operating loss carryforwards may be subject to significant limitations on use or elimination under applicable provisions of the Internal Revenue Code of 1986, as amended, as a result of changes in ownership of the Company.

YEAR 2000 COMPLIANCE

The Company utilizes certain programs and operating systems in its organization, including applications used in sales, financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary. Management does not expect year 2000 compliance costs to have any material adverse impact on the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information about Capital Structure were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company adopted SFAS No. 128 and SFAS No. 129 for the period ending December 29, 1997 and such adoption has not materially affected the Company's financial statements. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially affect the Company's financial statements.

IMPACT OF INFLATION

Although inflationary increases in food, labor or operating costs could adversely affect operations, the Company has generally been able to offset increases in cost through price increases, labor scheduling and other management actions.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding cash flow from operations, restaurant openings, capital requirements and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, governmental regulations and inflation.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:

             NAME                AGE             POSITION WITH COMPANY
             ----                ---             ---------------------
    Anwar S. Soliman             60     Chairman, Chief Executive Officer,
                                        Director
    Ralph S. Roberts             55     President, Chief Operating Officer,
                                        Director
    William J. McCaffrey, Jr.    51     Chief Financial Officer, Vice President,
                                        Treasurer, Assistant Secretary
    Wilfred H. Partridge         68     Vice President - Purchasing
    Patrick J. Kelvie            46     Secretary and General Counsel

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

William J. McCaffrey, Jr. Mr. McCaffrey served as a Director of the Company from 1991 to 1998 and has served as the Chief Financial Officer, Vice President, Treasurer and Assistant Secretary of the Company since 1986. Prior thereto he was Chief Financial Officer of the Grace Restaurant Group, having spent 12 years with Grace. For eight years, Mr. McCaffrey was assistant to the Chief Executive Officer of Grace. He received a B.S., M.E. from the University of Notre Dame and an M.B.A. from Harvard University.

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

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM COMPENSATION
                                                                ----------------------------
                       ANNUAL COMPENSATION                            AWARDS         PAYOUTS
--------------------------------------------------------------- -------------------  -------
                                                       OTHER                NUMBER               ALL
                                                       ANNUAL   RESTRICTED    OF                OTHER
     NAME AND                                          COMPEN-    STOCK    OPTIONS/   LTIP     COMPEN-
PRINCIPAL POSITION         YEAR    SALARY     BONUS    SATION(a) AWARD(S)    SARS    PAYOUTS   SATION(b)
------------------         ----    ------     -----    ------------------    ----    -------   ---------
Anwar S. Soliman           1997  $  945,793  $     0   $99,975      -          -        -      $24,300
(Chairman and CEO)         1996   1,233,640        0    96,125      -          -        -       24,303
                           1995   1,233,640        0    62,660      -          -        -       18,002

Ralph S. Roberts           1997     558,181        0    50,360      -          -        -       13,050
(President and COO)        1996     704,935        0    48,295      -          -        -        8,351
                           1995     704,935        0    28,230      -          -        -        8,351

William J. Mccaffrey, Jr.  1997     252,500        0     3,850      -          -        -       17,525
(Chief Financial Officer)  1996     325,000        0     5,680      -          -        -       14,846
                           1995     311,539   30,000         0      -          -        -        9,571

Wilfred H. Partridge       1997     225,308        0     5,900      -          -        -        7,038
(Vice President -          1996     290,000        0     7,610      -          -        -        5,754
Purchasing)                1995     279,231   30,000         0      -          -        -        5,884

Patrick J. Kelvie          1997     188,077        0         0      -          -        -        1,512
(Secretary And             1996     175,000        0         0      -          -        -        1,312
General Counsel)           1995     175,000        0         0      -          -        -        1,262

----------

(a) Amounts shown are for reimbursement during the fiscal year for the payment of premiums and income taxes thereon relating to executive life and disability plans. In addition, Holdings and the Company maintain key man life insurance policies for the benefit of Holdings and the Company on Messrs. Soliman and Roberts.

(b) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $24,300, $13,050, $15,286 and $5,040 for Messrs. Soliman, Roberts, McCaffrey and Partridge, respectively; and Company matching contributions to a 401(k) plan of $2,239, $1,998 and $1,512 for Messrs. McCaffrey, Partridge and Kelvie, respectively.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to each executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                             BASE       TERMINATION
NAME OF INDIVIDUAL         CAPACITY IN WHICH SERVED                         SALARY          DATE
------------------         ------------------------                         ------          ----
Anwar S. Soliman           Chairman and Chief Executive Officer            $ 740,184       12/31/98
Ralph S. Roberts           President and Chief Operating Officer             422,961       12/31/98
Wilfred H. Partridge       Vice President - Purchasing                       174,000       12/31/98

Each of the agreements provides, among other things, for adjustments to the base salaries and automatic extensions of the termination date. The agreements also provide for certain other benefits, including, in the case of Mr. Soliman, one year's severance pay equal to his then salary in the event of disability or death; in the case of Mr. Roberts, one year's severance pay in the event of death and salary for the remainder of the calendar year in the event of disability; in the case of Mr. Partridge, six months' severance pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreements of Mr. Soliman and Mr. Roberts each provide six months' severance pay if either executive terminates his employment for cause. None of the Company's employment agreements provides for any salary obligations in the event of termination by the Company for cause.

SAVINGS PLAN

The Company currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $9,500 for 1997). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump sum form. Distributable benefits are based on the value of the participant's individual account balance which is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 1997, 100% of the Company matching contributions were vested for Messrs. McCaffrey, Partridge and Kelvie.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the Company's common stock (as if all outstanding warrants were exercised), as of March 2, 1998, by (i) each of the Company's directors, (ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person believed by the Company to own beneficially more than 5% of the Company's outstanding common stock:


                                                    AMOUNT AND NATURE            PERCENT
NAME AND ADDRESS                                 OF BENEFICIAL OWNERSHIP         OF CLASS
----------------                                 -----------------------         --------
Anwar S. Soliman                                          19,409 (1)                  8.3%
Roberts Family Limited Partnership                         9,702                      4.2
William J. McCaffrey, Jr.                                  2,426                      1.0
Wilfred H. Partridge                                       2,426                      1.0
Patrick J. Kelvie                                            387                      0.2
American Restaurant Group Holdings, Inc.                  93,150                     40.0
All directors and officers of the
  Company as a group (5 persons)                          34,350 (2)                 14.8
TCW Asset Management Company                              55,558 (3)                 23.9

----------
(1) Does not include 92,172 shares of the Company's common stock which Mr. Soliman is deemed to be the owner of pursuant to the Voting Trust Agreement.

(2) Does not include directors to be nominated by TCW Asset Management Company and the initial purchaser of the Notes.

(3) Represents warrants which are immediately exercisable at a nominal price per share. None of such warrants are exercisable after August 15, 2008. Includes warrants beneficially owned by TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW
        Shared Opportunity Fund IIB, LLC, as to which warrants TCW Asset Management Company or an affiliate controls voting and investment power in its capacity as general partner, investment manager or manager, and of which TCW Asset Management Company disclaims beneficial ownership.

All of the Company's management stockholders have entered into a voting trust agreement in accordance with which Anwar S. Soliman, Chairman and Chief Executive Officer of the Company, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of August 15, 2005 or the earlier termination of the Voting Trust Agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 87.1% of the outstanding shares of Company's common stock (approximately 47.9% on a diluted basis).

In connection with the Recapitalization Plan, each of Holdings, the Management Stockholders, the initial purchaser of the Notes, and TCW Asset Management Company ("TCW") entered into a stockholders agreement concerning the Company (the "Stockholders Agreement"). The Stockholders Agreement provides that the parties will agree to vote all of their shares of the Company's equity securities so that the composition of the Company's Board of Directors consists of five directors, with two directors designated by TCW, two by the Management Stockholders and the remaining director by the initial purchaser of the Notes, provided that after the Company does a public offering of its common stock, TCW and the Management Stockholders will mutually choose the remaining director and the initial purchaser will no longer have director designation rights. A compensation committee for the Company will also be established consisting of the two TCW designees, one of the Management Stockholders' designees and the remaining director. The compensation committee will determine, among other things, the compensation of management and the structuring of performance option plans, including any options to be issued to management. The two TCW director designees will sit on all other board committees. The Stockholders Agreement does not limit the rights of the holders of the Preferred Stock under the Certificate of Designation to elect additional directors to serve on the Company's Board of Directors in certain circumstances.

The Stockholders Agreement also provides that (i) in the event that Holdings sells or transfers any of its shares of Company equity securities, directly or indirectly, TCW will have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings' sale or transfer; (ii) TCW will have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Stockholders Agreement (other than Management Stockholders) to purchase the equity securities being sold; and
(iii) TCW will have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of certain assets, a sale of substantially all of the assets and properties of the Company, transactions with affiliates and amendments to the Company's Certificate of Incorporation and Bylaws. In addition, the Stockholders Agreement provides that certain of the TCW purchasers will receive payments from the Company with respect to withholding obligations as a result of their ownership of the Preferred Stock, which amount shall not exceed $125,000 per year. None of the rights under the Stockholders Agreement are transferable by TCW.

As of March 2, 1998, holders of the Company's exchangeable preferred stock held warrants for common stock of approximately 41% on a diluted basis.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(c)     List of Exhibits

Exhibit No.            Description
-----------            -----------

   2.1 Purchase Agreement dated as of September 11, 1996 by and between ARG Property Management Corporation and ARG Enterprises, Inc. and ARG Properties I, LLC.***

   2.2 Master lease dated September 11, 1996 between ARG Properties I, LLC, as Landlord and ARG Enterprises, Inc. as Tenant.***

   2.3 Lease #06152 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Bloomington, Minnesota.***

   2.4 Lease #06153 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Fridley, Minnesota.***

   2.5 Lease #06154 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Minnetonka, Minnesota.***

   2.6 Lease #06155 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Roseville, Minnesota.***

   2.7 Lease dated September 11, 1996 between Safeway Inc. as Landlord and ARG Enterprises, Inc. as Tenant.***

   2.8 Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to ARG Properties I, LLC as Landlord.***

   2.9 A Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to Captec Net Lease Realty, Inc. as Landlord for each of four Minnesota restaurants.***

   2.10 Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant and Safeway Inc. as Landlord.***

   3.1 Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1991.*

Exhibit No.            Description
-----------            -----------

   3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992.*

   3.3 Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1998.

   3.4                 By-Laws of the Company.*

   4.1 Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as Trustee (including specimen certificate of 11.5% Senior Secured Note due 2003).

   4.2 Warrant Agreement dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as warrant agent (including specimen certificate of Warrant).

   4.3 Registration Rights Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc.

   4.4 Securityholders' and Registration Right Agreement dated as February 25, 1998 between the Company and Jefferies & Company, Inc., as purchaser.

   4.5 Management Registration Right Agreement dated as of February 28, 1998 between the Company and the Management Stockholders.

   4.6 Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998.

   4.7 Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998.

   9.1 Common Stock Voting Trust and Transfer Agreement dated as of February 24, 1998 among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee.

   9.2 Securityholders Agreement dated as of February 25, 1998 among the Company, American Restaurant Group Holdings, Inc., Jefferies & Company, Inc., TCW Asset Management Company and the Management Stockholders.

   10.1 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Anwar S. Soliman.**

   10.2 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Ralph S. Roberts.**

   10.3 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Wilfred H. Partridge.**

Exhibit No.            Description
-----------            -----------

   21.1                Subsidiaries of the Company.**

   27                  Financial Data Schedule

-------------------------------
  *   Incorporated by reference to the Registrant's Registration Statement
      No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended with Amendment No. 1 filed on September 11, 1992.

 ** Incorporated by reference to the Registrant's Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 13, 1996 filed with the Securities and Exchange on September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN RESTAURANT GROUP, INC.

                                             By:  /s/  ANWAR S. SOLIMAN
                                                --------------------------------
                                                       Anwar S. Soliman
                                                  Chairman, Chief Executive
                                                     Officer and Director


                                                         March 30, 1998

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   SIGNATURE
                                   ---------


/s/ ANWAR S. SOLIMAN              Chairman, Chief Executive        March 30, 1998
-----------------------------      Officer and Director
    Anwar S. Soliman            (Principal Executive Officer)




/s/ WILLIAM J. McCAFFREY, JR.   Chief Financial Officer, Vice      March 30, 1998
-----------------------------     President, Treasurer and
    William J. McCaffrey, Jr.   Assistant Secretary (Principal
                               Financial and Accounting Officer)



/s/ RALPH S. ROBERTS             President, Chief Operating        March 30, 1998
-----------------------------       Officer and Director
    Ralph S. Roberts

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              PAGE
                                                                                              ----
Report of Independent Public Accountants...............................................       F-2

Consolidated Balance Sheets as of December 30, 1996
        and December 29, 1997..........................................................       F-3

Consolidated Statements of Operations for the Years Ended
        December 25, 1995, December 30, 1996
        and December 29, 1997..........................................................       F-5

Consolidated Statements of Common Stockholder's
        Equity for Years Ended December 25, 1995,
        December 30, 1996 and December 29, 1997........................................       F-6

Consolidated Statements of Cash Flows for Years
        Ended December 25, 1995, December 30, 1996
        and December 29, 1997..........................................................       F-7

Notes to Consolidated Financial Statements.............................................       F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Board of Directors of
  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 30, 1996 and December 29, 1997, and the related consolidated statements of operations, common stockholder's equity (deficit) and cash flows for the years ended December 25, 1995, December 30, 1996 and December 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 30, 1996 and December 29, 1997, and the results of their operations and their cash flows for the years ended December 25, 1995, December 30, 1996 and December 29, 1997, in conformity with generally accepted accounting principles.





                                                      ARTHUR ANDERSEN LLP


Orange County, California
February 27, 1998

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 30, 1996 AND DECEMBER 29, 1997

ASSETS

                                            December 30,        December 29,
                                                1996                1997
                                            ------------        ------------
   CURRENT ASSETS:
     Cash                                   $  7,493,000        $  5,737,000
     Accounts receivable, net of
       reserve of $1,041,000 and
       $916,000 at December 30, 1996
       and December 29, 1997,
       respectively                            7,465,000           5,606,000
     Notes receivable                                 --           1,000,000
     Inventories                               6,818,000           5,893,000
     Prepaid expenses                          4,485,000           3,142,000
                                            ------------        ------------

          Total current assets                26,261,000          21,378,000
                                            ------------        ------------

   PROPERTY AND EQUIPMENT:
     Land and land improvements                6,158,000           5,610,000
     Buildings and leasehold
       improvements                          110,071,000         110,800,000
     Fixtures and equipment                   84,162,000          85,603,000
     Property held under capital
       leases                                 12,375,000          12,375,000
     Construction in progress                  6,487,000           1,827,000
                                            ------------        ------------

                                             219,253,000         216,215,000
     Less -- Accumulated depreciation        118,084,000         123,893,000
                                            ------------        ------------

                                             101,169,000          92,322,000
                                            ------------        ------------

   OTHER ASSETS:
     Intangible assets                        13,039,000          12,375,000
     Deferred debt costs                      20,168,000          21,692,000
     Leasehold interests                       9,946,000           9,666,000
     Franchise rights                          6,876,000           6,024,000
     Liquor licenses and other                 6,259,000           6,857,000
     Cost in excess of net assets
       acquired                               13,305,000          12,332,000
                                            ------------        ------------

                                              69,593,000          68,946,000
     Less -- Accumulated amortization         24,894,000          30,635,000
                                            ------------        ------------

                                              44,699,000          38,311,000
                                            ------------        ------------

          Total assets                      $172,129,000        $152,011,000
                                            ============        ============


            (consolidated balance sheets continued on following page)

 The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDER'S EQUITY

                                                     December 30,         December 29,
                                                         1996                 1997
                                                    -------------         -------------
    CURRENT LIABILITIES:
      Accounts payable                              $  33,394,000         $  29,420,000
      Accrued liabilities                              14,315,000            18,021,000
      Accrued insurance                                15,848,000            11,251,000
      Accrued interest                                  1,016,000             7,514,000
      Accrued payroll costs                            11,059,000            10,861,000
      Current portion of obligations
        under capital leases                              902,000               926,000
      Current portion of long-term debt                41,532,000               537,000
                                                    -------------         -------------

           Total current liabilities                  118,066,000            78,530,000
                                                    -------------         -------------

    LONG-TERM LIABILITIES, net of current
      portion:
        Obligations under capital leases                8,443,000             7,517,000
        Long-term debt                                131,260,000           172,419,000
                                                    -------------         -------------

           Total long-term
             liabilities                              139,703,000           179,936,000
                                                    -------------         -------------

    DEFERRED GAIN                                       5,806,000             5,283,000
                                                    -------------         -------------

    COMMITMENTS AND CONTINGENCIES

    REDEEMABLE CUMULATIVE PREFERRED STOCK:
      Redeemable cumulative senior preferred
        stock, $0.01 par value; 1,400,000
        shares authorized, no shares issued
        or outstanding                                         --                    --

      Redeemable cumulative junior preferred
        stock, $0.01 par value; 100,000
        shares authorized, no shares issued
        or outstanding                                         --                    --

    COMMON STOCKHOLDER'S EQUITY:
      Common stock, $0.01 par value;
      1,000,000 shares authorized,
      93,150 shares issued and outstanding                  1,000                 1,000
      Paid-in capital                                  63,246,000            63,246,000
      Accumulated deficit                            (154,693,000)         (174,985,000)
                                                    -------------         -------------

           Total common stockholder's
             deficit                                  (91,446,000)         (111,738,000)
                                                    -------------         -------------

           Total liabilities and
             common stockholder's
             equity                                 $ 172,129,000         $ 152,011,000
                                                    =============         =============

 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 25, 1995, DECEMBER 30, 1996

                              AND DECEMBER 29, 1997



                                                                   Year ended
                                            ---------------------------------------------------------
                                            December 25,          December 30,          December 29,
                                                 1995                 1996                  1997
                                            -------------         -------------         -------------
REVENUES                                    $ 445,966,000         $ 445,424,000         $ 440,039,000
                                            -------------         -------------         -------------
RESTAURANT COSTS:
  Food and beverage                           138,270,000           141,032,000           140,015,000
  Payroll                                     134,532,000           137,104,000           133,732,000
  Direct operating                            110,399,000           114,589,000           110,502,000
  Depreciation and amortization                22,819,000            20,386,000            19,627,000

GENERAL AND ADMINISTRATIVE EXPENSES            31,360,000            28,086,000            29,360,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                         20,178,000            13,205,000             3,047,000
                                            -------------         -------------         -------------

  Operating profit (loss)                     (11,592,000)           (8,978,000)            3,756,000

INTEREST EXPENSE, net                          28,004,000            27,714,000            23,985,000
                                            -------------         -------------         -------------
  Loss before provision
    for income taxes and
    extraordinary loss                        (39,596,000)          (36,692,000)          (20,229,000)

PROVISION FOR INCOME TAXES                         66,000                81,000                63,000
                                            -------------         -------------         -------------

  Loss before extraordinary item              (39,662,000)          (36,773,000)          (20,292,000)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
  OF DEBT                                              --            (1,688,000)                   --
                                            -------------         -------------         -------------

  Net loss                                  $ (39,662,000)        $ (38,461,000)        $ (20,292,000)
                                            =============         =============         =============

  The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

            FOR THE YEARS ENDED DECEMBER 25, 1995, DECEMBER 30, 1996

                              AND DECEMBER 29, 1997


                                 Common          Paid-in          Accumulated
                                  Stock          Capital            Deficit              Total
                                --------      -------------      -------------       -------------
BALANCE, December 26, 1994      $  1,000      $  56,132,000      $ (76,570,000)      $ (20,437,000)

  Net loss                            --                 --        (39,662,000)        (39,662,000)
                                --------      -------------      -------------       -------------

BALANCE, December 25, 1995         1,000         56,132,000       (116,232,000)        (60,099,000)

  Net loss                            --                 --        (38,461,000)        (38,461,000)
  Cash contribution
    from parent                       --          7,114,000                 --           7,114,000
                                --------      -------------      -------------       -------------

BALANCE, December 30, 1996         1,000         63,246,000       (154,693,000)        (91,446,000)

  Net loss                            --                 --        (20,292,000)        (20,292,000)
                                --------      -------------      -------------       -------------

BALANCE, December 29, 1997      $  1,000      $  63,246,000      $(174,985,000)      $(111,738,000)
                                ========      =============      =============       =============

  The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 25, 1995, DECEMBER 30, 1996

                              AND DECEMBER 29, 1997


                                                                    YEAR ENDED
                                               -----------------------------------------------------
                                               DECEMBER 25,        DECEMBER 30,        DECEMBER 29,
                                                   1995                1996                1997
                                               -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash Received From Customers                 $ 446,355,000       $ 445,678,000       $ 440,695,000
  Cash Paid To Suppliers And Employees          (413,206,000)       (415,662,000)       (417,714,000)
  Interest Paid, Net                             (27,912,000)        (32,524,000)        (17,358,000)
  Income Taxes Paid                                  (86,000)            (74,000)            (30,000)
                                               -------------       -------------       -------------

    Net Cash Provided By (Used In)
      Operating Activities                         5,151,000          (2,582,000)          5,593,000
                                               -------------       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                           (16,277,000)        (13,279,000)         (4,650,000)
  Net (Increase) Decrease In Other Assets            181,000          (2,455,000)           (945,000)
  Proceeds From Disposition Of Assets                 29,000          64,560,000             620,000
  Sale/leaseback Costs Included In
    Deferred Gain                                         --          (1,112,000)                 --
                                               -------------       -------------       -------------

    Net Cash Provided By (Used In)
      Investing Activities                       (16,067,000)         47,714,000          (4,975,000)
                                               -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments On Indebtedness                        (3,949,000)        (51,907,000)         (1,334,000)
  Borrowings On Indebtedness                      11,000,000           1,791,000             186,000
  Net Increase In Deferred Debt Costs                 (5,000)         (4,165,000)           (324,000)
  Payments On Capital Lease
    Obligations                                     (777,000)           (857,000)           (902,000)
  Contribution From Parent                                --           7,114,000                  --
                                               -------------       -------------       -------------

    Net Cash Provided By (Used In)
      Financing Activities                         6,269,000         (48,024,000)         (2,374,000)
                                               -------------       -------------       -------------

NET DECREASE IN CASH                              (4,647,000)         (2,892,000)         (1,756,000)

CASH, At Beginning Of Period                      15,032,000          10,385,000           7,493,000
                                               -------------       -------------       -------------

CASH, At End Of Period                         $  10,385,000       $   7,493,000       $   5,737,000
                                               =============       =============       =============

RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net Loss                                     $ (39,662,000)      $ (38,461,000)      $ (20,292,000)
  Adjustments To Reconcile Net Loss To
    Net Cash Provided By (Used In)
    Operating Activities:
      Extraordinary Loss On
        Extinguishment Of Debt                            --           1,688,000                  --
      Loss On Impairment Of Long-lived
        Assets                                    20,178,000          13,205,000           3,047,000
      Depreciation And Amortization               22,819,000          20,386,000          19,627,000
      Loss On Disposition Of Assets                  684,000           1,610,000           4,806,000
      Amortization Of Deferred Gain                       --            (123,000)           (523,000)
      Accretion On Indebtedness                       87,000              99,000             110,000
      Loss In Value Of
        Interest Rate Swap                            98,000                  --                  --
    (Increase) Decrease In Current
      Assets:
        Accounts Receivable, Net                     389,000             254,000           1,656,000
        Notes Receivable                                  --                  --          (1,000,000)
        Inventories                                1,483,000            (221,000)            925,000
        Prepaid Expenses                          (1,288,000)           (467,000)           (766,000)
    Increase (Decrease) In Current
      Liabilities:
        Accounts Payable                          (1,706,000)          4,155,000          (3,974,000)
        Accrued Liabilities                          856,000             160,000             255,000
        Accrued Insurance                          2,167,000            (846,000)         (4,597,000)
        Accrued Interest                             (93,000)         (4,909,000)          6,517,000
        Accrued Payroll Costs                       (861,000)            888,000            (198,000)
                                               -------------       -------------       -------------

          Net Cash Provided By
            (Used In) Operating
            Activities                         $   5,151,000       $  (2,582,000)      $   5,593,000
                                               =============       =============       =============

  The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 25, 1995, DECEMBER 30, 1996 AND DECEMBER 29, 1997


1.      Background and Summary of Significant Accounting Policies

    a.  Company

        American Restaurant Group, Inc., (the "Company") a Delaware corporation, through its subsidiaries, operates middle and upper price full-service restaurants, casual-style restaurants and quick-service restaurants primarily in California and Texas. The Company is a subsidiary of American Restaurant Group Holdings, Inc. ("Holdings"), also a Delaware corporation. At year end 1995, 1996 and 1997, the Company and its subsidiaries, collectively referred to herein as the Company, operated 248, 247 and 231 restaurants, respectively.

    b.   Operations

        The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years and was unable to meet a required debt principal payment during 1997. A recapitalization plan was consummated subsequent to year end 1997 (see
        Note 9, "Subsequent Events"). This plan substantially eliminated debt principal payments until the year 2003.

        Management believes the recapitalization will also allow it to effect changes in its operations and has already implemented measures to reduce overhead costs. However, the Company does not expect to generate sufficient cash flow from operations in the future to make principal payments on long-term debt upon maturity in the year 2003 and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing or possibly sell assets.

    c.  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

    e.  Inventories and Prepaid Expenses

        Inventories consist of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market value. When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware and silverware, is recorded as prepaid supplies and is not depreciated; however, all replacements are expensed.

    f.  Advertising Costs

        Advertising costs are accrued as a percentage of sales and expensed during the year. Production costs are allocated to the related advertisements. At year end, production costs for advertisements which have not been aired are included in prepaid expenses. Prepaid advertising costs of $1,215,000 and $912,000 were included in prepaid expenses at December 30, 1996 and December 29, 1997, respectively. Advertising expenses included in net loss were $16,768,000, $20,870,000 and $16,995,000 in fiscal years 1995, 1996 and 1997, respectively.

    g.  Preopening Costs

        Costs incurred in connection with opening a new restaurant, principally occupancy and staff training, are accumulated as prepaid expenses and amortized over the initial year of operations.

    h.  Property and Equipment

        Property and equipment is carried at the lower of cost or, if impaired, at the estimated fair value of the asset (see Note 2, "Impairement of Long-Lived Assets"). The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are as follows:

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

    i.  Interest Costs

        Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $130,000, $168,000 and $90,000 for the years ended 1995, 1996 and 1997, respectively.

    j.  Other Assets

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

        Estimated useful lives are as follows:

              Intangible assets                               3 to 40 years
              Deferred debt costs                              Term of debt
              Leasehold interests                             Life of lease
              Franchise rights                                     35 years
              Liquor licenses                                      40 years
              Cost in excess of net assets acquired                40 years

        The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                                   December 30,  December 29,
                                                       1996         1997
                                                     -------       -------
               Assembled workforce                   $ 5,109       $ 4,862
               Goodwill                                3,502         3,295
               Trademark/service marks                 2,769         2,632
               Acquisition costs                       1,209         1,143
               Other                                     450           443
                                                     -------       -------

               Total                                 $13,039       $12,375
                                                     =======       =======

    k.  Insurance

        The Company self-insures the first $100,000 of its annual medical and dental benefits per family. The Company also self-insures up to the first $350,000 per incident for property and casualty risks inherent in its operations. Reserves for losses are established currently based upon estimated obligations.

    l.  Fair Value of Financial Instruments

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

    m.  Franchise Income

        The Company franchises Grandy's quick-service restaurants. Franchise fees are recognized as income as services are rendered. Franchise royalties based upon a percentage of the franchisees' gross sales are accrued currently. Revenues include franchise royalties and franchise fees of $2,176,000, $1,995,000, and $2,586,000, respectively, for the years ended 1995, 1996 and 1997. There were 55, 56 and 61 franchised restaurants at year end 1995, 1996 and 1997, respectively.

    n.  Accounting Period

        The Company's fiscal year ends on the last Monday in December. The years ended 1995 and 1997 included 52 weeks while 1996 included 53 weeks.

    o.  Reclassifications

        Certain prior year accounts have been reclassified to conform with the current year presentation.

2.  Impairment of Long-Lived Assets

    Effective December 25, 1995, the Company adopted the provisions of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). This statement changed the method of evaluating the impairment of the Company's long-lived assets, including intangible assets. Various assumptions and estimates are used to determine fair value. The calculation of the impairment loss is based on estimated future cash flows. The estimates used to determine the impairment adjustment can change in the near term as the economy and operations of specific restaurants change. The adoption of SFAS 121, together with the effects of continuing adverse operations of certain restaurants, resulted in pre-tax non-cash charges of $20,178,000, $13,205,000 and $3,047,000 for the years ended 1995, 1996 and 1997, respectively.

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

    The following is a summary of property held under leases that have been capitalized and included in the accompanying consolidated balance sheets (in thousands):

                                                 December 30,       December 29,
                                                     1996               1997
                                                   -------            -------
           Property                                $12,375            $12,375
           Less-- Accumulated depreciation           7,066              7,687
                                                   -------            -------

                                                   $ 5,309            $ 4,688
                                                   =======            =======

    The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 29, 1997 (in thousands):

                                                  Operating       Capitalized
    Fiscal years ending                             Leases          Leases
                                                   --------         -------
           1998                                    $ 27,602         $ 1,881
           1999                                      26,483           1,791
           2000                                      25,220           1,694
           2001                                      23,669           1,694
           2002                                      21,691           1,612
           Thereafter                               236,239           5,026
                                                   --------         -------

           Total minimum lease payments            $360,904          13,698
                                                   ========

           Less -- Imputed interest
             (8.75% to 15.5%)                                         5,255
                                                                    -------

           Present value of minimum lease payments                    8,443
           Less -- Current portion                                      926

           Long-term portion                                        $ 7,517
                                                                    =======


    Rental expense (including $1,019,000, $895,000 and $802,000, respectively, for contingent rents under operating leases) was $22,863,000, $24,814,000 and $30,676,000 during 1995, 1996 and 1997, respectively.

4.  Long-Term Debt

    Long-term debt is summarized as follows (in thousands):

                                                           December 30,    December 29,
                                                              1996            1997
                                                            ---------       --------
    Senior secured notes, interest only due
        semi-annually beginning September 15, 1992
        at 12%, amended to 13% beginning August 28,
        1996 due quarterly, principal due September
        15, 1998, paid February 25, 1998                    $  84,270       $ 84,356

    Senior secured notes, interest only due
        semi-annually beginning March 15, 1994 at
        12%, amended to 13% beginning August 28,
        1996 due quarterly, principal due September
        15, 1998, paid February 25, 1998                       41,584         41,906

    Subordinated notes payable, quarterly principal
        payments of $5,625,000 due beginning December
        31, 1998, interest only due quarterly at
        10.25%, redeemed February 25, 1998                     45,000         45,000

    Other                                                       1,938          1,694
                                                            ---------       --------

                                                              172,792        172,956
    Less -- Current portion                                    41,532            537
                                                            ---------       --------

    Long-term portion                                       $ 131,260       $172,419
                                                            =========       ========

    Subsequent to year end 1997, the Company refinanced the senior secured notes and subordinated notes payable with no principal payments due until 2003 and, therefore, this debt is classified as long-term on the balance sheet (see Note 9, "Subsequent Events"). Maturities of the remaining long-term debt during each of the five fiscal years subsequent to year end 1997 are $537,000, $250,000, $281,000, $315,000 and $311,000.

    In March 1996, Holdings completed a private placement of its 14% senior discount debentures due 2005 with a face value of $17,000,000 producing aggregate proceeds of approximately $7,114,000. Substantially all of the net proceeds of the offering were contributed by Holdings to the Company. The net proceeds were used by the Company for general corporate purposes.

    In the second half of 1996, the Company completed sale/leaseback transactions, under which it sold certain land, buildings, and other improvements relating to 24 Black Angus restaurants, 30 Grandy's restaurants and two Spoons restaurants for an aggregate sales price of $63,358,000 and simultaneously executed long-term leases under which it will continue to operate the restaurants. The proceeds of the transactions were used to redeem at par a portion of its senior secured notes in the amount of $45,403,000, representing principal and interest thereon; to repay bank debt and interest thereon and to partially cash collateralize outstanding letters of credit in a combined amount of $7,408,000; and for fees and expenses of such transactions as well as a consent solicitation relating to the senior secured notes, with the balance used by the Company to make capital expenditures and to purchase other assets. The Company recorded an extraordinary loss on extinguishment of debt relating to the write-off of capitalized debt costs in the amount of $1,646,000 and a loss of $2,230,000 on disposition of assets underlying certain leases. In addition, a gain of $5,929,000 related to the Black Angus sale/leasebacks was deferred and will be amortized over the initial term of the underlying leases.

    In March 1997, the Company's senior secured noteholders consented to an amendment which provided for an increase of $10 in the stated principal amount for each $1,000 in stated principal amount of consenting noteholders. This resulted in an increase of approximately $1,617,000 in the stated principal amount of the senior secured notes and $1,200,000 in the actual outstanding principal amount of the senior secured notes.

    In September 1997, the Company failed to make the $40,531,000 payment that was due under the sinking fund provisions of its senior secured notes. The Company was late, but within the grace period, in paying the quarterly interest of $4,124,000 on its senior secured notes which was due September 15, 1997. The Company was restricted from paying the quarterly interest of $1,153,000 on its subordinated debt which was due September 15, 1997 and December 15, 1997.

    In December 1997, the Company was late, but within the grace period, in paying the quarterly interest of $4,107,000 on its senior secured notes which was due December 15, 1997. Also in December 1997, the Company initiated a recapitalization plan which was successfully completed in February 1998. As part of the recapitalization plan, the Company repaid the senior secured notes and redeemed the subordinated notes payable (see Note 9, "Subsequent Events").

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

    At year end 1996 and 1997, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $12,356,000 and $11,005,000, respectively.

5.  Income Taxes

    The Company's state income tax provision, all of which was current, was $66,000, $81,000 and $63,000 in 1995, 1996 and 1997, respectively. No provision for Federal income tax was required in any year.

    The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                    Year ended
                                             ---------------------------
                                             December 30,   December 29,
                                                 1996           1997
                                               --------       --------
    Deferred income tax asset:
      Reserves and other accrued
        expenses not currently deductible
        for tax purposes                       $  2,543       $  2,833
      Long-lived asset impairment not
        recognized on tax return                  5,426          6,675
      Tax gain on sale/leaseback
        transactions, net                         3,759          3,545
      Net operating loss carryforward            38,524         45,899
                                               --------       --------

        Deferred income tax asset                50,252         58,952
                                               --------       --------

    Deferred income tax liability:
      Tax depreciation greater than
        depreciation for financial
        reporting purposes                       (7,000)        (8,034)
      Costs capitalized for financial
        reporting purposes and
        expensed on tax return                   (4,973)        (4,338)
      Other, net                                   (985)        (1,906)
                                               --------       --------

        Deferred income tax liability           (12,958)       (14,278)
                                               --------       --------

    Deferred asset, net of deferred
      liability                                  37,294         44,674
    Valuation allowance                         (37,294)       (44,674)
                                               --------       --------

    Net deferred income tax asset              $     --       $     --
                                               ========       ========


    The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):


                                                   Year ended
                                 ----------------------------------------------
                                 December 25,     December 30,     December 29,
                                     1995             1996             1997
                                   --------         --------         --------
Federal income tax benefit
  at statutory rates               $(13,464)        $(13,049)        $ (6,878)
State income tax provision
  for which no federal
  benefit was recorded                   44               53               42
Losses for which no federal
  benefit was recorded               11,513           12,834            6,125
Nondeductible items,
 principally intangible
  amortization                        1,973              243              774
                                   --------         --------         --------

Provision for income taxes         $     66         $     81         $     63
                                   ========         ========         ========

    At December 29, 1997, the Company had available net operating loss carryforwards for Federal income tax purposes of $134,996,000, expiring in 2003 to 2012, and Federal general business credit carryforwards of $9,192,000, expiring in 2003 to 2012.

6.  Commitments and Contingencies

    The Company is obligated under employment agreements with certain officers and employees. Obligations under the agreements are $1,337,000, provide for periodic increases and expire in 1998 unless extended.

    The Company has been named as defendant in various lawsuits. It is the opinion of management that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

7.  Redeemable Cumulative Senior and Junior Preferred Stock

    At year end 1996 and 1997, there were 1,400,000 authorized shares of senior preferred stock (one cent par value). There were no issued or outstanding shares.

    At year end 1996 and 1997, there were 100,000 authorized shares of junior preferred stock (one cent par value). There were no issued or outstanding shares.

8.  Common Stock

    Common stock (one cent par value) authorized, issued and outstanding is as follows:

                                             December 30,               December 29,
                                                 1996                       1997
                                             ------------               ------------
           Shares authorized                  1,000,000                  1,000,000
           Shares issued                         93,150                     93,150
           Shares outstanding                    93,150                     93,150

    As of December 29, 1997, all of the Company's common stock was owned by American Restaurant Group Holdings, Inc. The Chairman and certain other members of the Company's management owned all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units in connection with the refinancing and rights to acquire shares of Holdings common stock issuable upon exercise of options and warrants. All such shares owned by management are subject to a common stock voting trust agreement, in accordance with which the Chairman and Chief Executive Officer of the Company exercises all voting and substantially all other rights to which stockholders would otherwise be entitled until the earlier of August 15, 2005 or the termination of the common stock voting trust agreement (see Note 9, "Subsequent Events").

9.  Subsequent Events

    In February 1998, the Company completed a recapitalization plan (the "Recapitalization Plan") which included, among other things, (a) the private placement by the Company of $155,000,000 of 11.5% senior secured notes due 2003 (the "Notes") and (b) the issuance of 35,000 preferred stock units of the Company (the "Units"), each Unit consisting of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.

    Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126,381,000 together with interest thereon and repaid certain other interest-bearing short-term liabilities,
    (b) repurchased its existing 10.25% subordinated notes at 65% of the par amount of $45,000,000 together with interest thereon, and canceled the related warrants to purchase common stock of Holdings, and (c) established a $15,000,000 revolving credit facility to include letters of credit. Letters of credit outstanding after the Recapitalization Plan were $3,395,000. A quarterly fee of 0.5% per annum is payable on the unused portion of the letter of credit facility and a quarterly fee of 2.5% per annum is payable on outstanding letters of credit.

    As an additional component of the Recapitalization Plan, Holdings extended the accretion period on its senior discount debentures due 2005 (the "Holdings Debentures"), from June 15, 1999 to maturity on December 15, 2005, and amended certain provisions of the Holdings Debentures. The Holdings Debentures will accrete at a rate of 14.25%, compounded semi-annually. In addition, holders of the Holdings Debentures with an accreted value of approximately $10,757,000 surrendered such debentures for cancellation and received $3,600,000 principal amount of the Notes, in addition to the Notes sold as mentioned above. The Company recorded this non-cash transaction as a contribution to its parent company.

    In conjunction with the Recapitalization Plan, the Company issued shares of common stock to certain members of the Company's management (the "Management Stockholders") in an aggregate amount equal to 15% of the common stock on a fully diluted basis. Such Management Stockholders have entered into a voting trust agreement in accordance with which the Chairman and Chief Executive Officer of the Company will exercise all voting and substantially all other rights to which such Management Stockholders would otherwise be entitled until August 15, 2005, or the earlier termination of the agreement. The Management Stockholders also entered into a stockholders agreement with the remaining Company stockholders, which provides that the parties will agree to vote all of their shares of the Company's equity securities so that the Board of Directors of the Company consists of five directors, with two directors designated by TCW Asset Management Company, two by the Management Stockholders, with the remaining director being an independent director initially designated by the initial purchaser of the Notes.

                                 EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------

   2.1 Purchase Agreement dated as of September 11, 1996 by and between ARG Property Management Corporation and ARG Enterprises, Inc. and ARG Properties I, LLC.***

   2.2 Master lease dated September 11, 1996 between ARG Properties I, LLC, as Landlord and ARG Enterprises, Inc. as Tenant.***

   2.3 Lease #06152 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Bloomington, Minnesota.***

   2.4 Lease #06153 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Fridley, Minnesota.***

   2.5 Lease #06154 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Minnetonka, Minnesota.***

   2.6 Lease #06155 dated September 11, 1996 between Captec Net Lease Realty, Inc. and ARG Enterprises, Inc. as Tenant for Roseville, Minnesota.***

   2.7 Lease dated September 11, 1996 between Safeway Inc. as Landlord and ARG Enterprises, Inc. as Tenant.***

   2.8 Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to ARG Properties I, LLC as Landlord.***

   2.9 A Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant to Captec Net Lease Realty, Inc. as Landlord for each of four Minnesota restaurants.***

   2.10 Guaranty of Lease dated September 11, 1996 by ARG Enterprises, Inc. as Tenant and Safeway Inc. as Landlord.***

   3.1 Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1991.*

Exhibit No.            Description
-----------            -----------

   3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992.*

   3.3 Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1998.

   3.4                 By-Laws of the Company.*

   4.1 Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as Trustee (including specimen certificate of 11.5% Senior Secured Note due 2003).

   4.2 Warrant Agreement dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as warrant agent (including specimen certificate of Warrant).

   4.3 Registration Rights Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc.

   4.4 Securityholders' and Registration Right Agreement dated as February 25, 1998 between the Company and Jefferies & Company, Inc., as purchaser.

   4.5 Management Registration Right Agreement dated as of February 28, 1998 between the Company and the Management Stockholders.

   4.6 Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998.

   4.7 Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998.

   9.1 Common Stock Voting Trust and Transfer Agreement dated as of February 24, 1998 among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee.

   9.2 Securityholders Agreement dated as of February 25, 1998 among the Company, American Restaurant Group Holdings, Inc., Jefferies & Company, Inc., TCW Asset Management Company and the Management Stockholders.

   10.1 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Anwar S. Soliman.**

   10.2 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Ralph S. Roberts.**

   10.3 Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Wilfred H. Partridge.**

Exhibit No.            Description
-----------            -----------

   21.1                Subsidiaries of the Company.**

   27                  Financial Data Schedule

-------------------------------
  *   Incorporated by reference to the Registrant's Registration Statement
      No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended with Amendment No. 1 filed on September 11, 1992.

 ** Incorporated by reference to the Registrant's Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

*** Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 13, 1996 filed with the Securities and Exchange on September 30, 1996.