Form 10-Q
period 1998-03-30
AMERICAN RESTAURANT GROUP INC
filed 1998-05-11
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


 (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 30, 1998

                                           OR


   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from ____________ to _____________


                         American Restaurant Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                      33-48183                33-0193602
-------------------------------       ----------------       -------------------
(State or other jurisdiction of       (Commission File        (I.R.S. employer
incorporation or organization)            Number)            identification no.)


                            450 Newport Center Drive
                             Newport Beach, CA 92660
                                 (949) 721-8000
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)



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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of May 4, 1998 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX


                                                                                    PAGE
                                                                                    ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.............................        1

              Consolidated Statements of Operations.............................        3

              Consolidated Statements of Cash Flows.............................        4

              Notes to Consolidated Condensed Financial Statements..............        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................        6

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............        9

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..................................        9

'
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       DECEMBER 29, 1997 AND MARCH 30, 1998

ASSETS                                                                          December 29,              March 30,
                                                                                    1997                    1998
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                                          $  5,737,000            $  6,209,000
  Accounts and notes receivable, net of reserve of
    $916,000 and $927,000 at December 29, 1997
    and March 30, 1998, respectively                                               6,606,000               5,866,000
  Inventories                                                                      5,893,000               5,703,000
  Prepaid expenses                                                                 3,142,000               2,708,000
                                                                                ------------            ------------

      Total current assets                                                        21,378,000              20,486,000
                                                                                ------------            ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                       5,610,000               5,611,000
  Buildings and leasehold improvements                                           110,800,000             111,147,000
  Fixtures and equipment                                                          85,603,000              86,168,000
  Property held under capital leases                                              12,375,000              12,375,000
  Construction in progress                                                         1,827,000               3,077,000
                                                                                ------------            ------------

                                                                                 216,215,000             218,378,000
  Less-- Accumulated depreciation                                                123,893,000             126,406,000
                                                                                ------------            ------------

                                                                                  92,322,000              91,972,000
                                                                                ------------            ------------

OTHER ASSETS-- NET                                                                38,311,000              43,257,000
                                                                                ------------            ------------

    Total Assets                                                                $152,011,000            $155,715,000
                                                                                ============            ============


                  The accompanying notes are an integral part of these consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                            December 29,              March 30,
EQUITY                                                                              1997                    1998
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                              $ 29,420,000            $ 24,494,000
  Accrued liabilities                                                             18,021,000              12,962,000
  Accrued insurance                                                               11,251,000               4,109,000
  Accrued interest                                                                 7,514,000               1,843,000
  Accrued payroll costs                                                           10,861,000              10,017,000
  Current portion of obligations
    under capital leases                                                             926,000                 929,000
  Current portion of long-term debt                                                  537,000               1,109,000
                                                                                ------------            ------------

    Total current liabilities                                                     78,530,000              55,463,000
                                                                                ------------            ------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                 7,517,000               7,280,000
  Long-term debt                                                                 172,419,000             159,244,000
                                                                                ------------            ------------

    Total long-term liabilities                                                  179,936,000             166,524,000
                                                                                ------------            ------------

DEFERRED GAIN                                                                      5,283,000               5,186,000
                                                                                ------------            ------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                                                 -                  33,239,000
                                                                                ------------            ------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                                                    -                       -

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                                                    -                       -

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 and 128,081
    shares issued and outstanding at
    December 29, 1997 and March 30, 1998,
    respectively                                                                       1,000                   1,000
  Paid-in capital                                                                 63,246,000              59,646,000
  Accumulated deficit                                                           (174,985,000)           (164,344,000)
                                                                                ------------            ------------

    Total common stockholders' deficit                                          (111,738,000)           (104,697,000)
                                                                                ------------            ------------

   Total liabilities and common
   stockholders' equity                                                         $152,011,000            $155,715,000
                                                                                ============            ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1997 and MARCH 30, 1998

                                   (UNAUDITED)



                                                                                          Thirteen Weeks Ended
                                                                                      ----------------------------------
                                                                                        March 31,             March 30,
                                                                                          1997                  1998
                                                                                      ------------          ------------
REVENUES                                                                              $114,110,000          $112,122,000

RESTAURANT COSTS:
  Food and beverage                                                                     36,350,000            35,605,000
  Payroll                                                                               34,694,000            33,202,000
  Direct operating                                                                      28,306,000            27,234,000
  Depreciation and amortization                                                          4,823,000             3,749,000

GENERAL AND ADMINISTRATIVE EXPENSES                                                      6,137,000             5,309,000
                                                                                      ------------          ------------

  Operating profit (loss)                                                                3,800,000             7,023,000

INTEREST EXPENSE, net                                                                    5,925,000             5,521,000
                                                                                      ------------          ------------

  Income (loss) before provision for income
  taxes and extraordinary gain                                                          (2,125,000)            1,502,000

PROVISION FOR INCOME TAXES                                                                   3,000                 4,000
                                                                                      ------------          ------------

  Income (loss) before extraordinary gain                                               (2,128,000)            1,498,000

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                                 -                 9,562,000
                                                                                      ------------          ------------


  Net income (loss)                                                                   $ (2,128,000)         $ 11,060,000
                                                                                      ============          ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1997 AND MARCH 30, 1998

                                   (UNAUDITED)



                                                                                      March 31,                 March 30,
                                                                                        1997                      1998
                                                                                    ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $114,669,000              $112,862,000
  Cash paid to suppliers and employees                                              (111,718,000)             (111,532,000)
  Interest paid, net                                                                  (4,660,000)              (11,171,000)
  Income taxes paid                                                                       (4,000)                   (4,000)
                                                                                    ------------              ------------

    Net cash used in operating activities                                             (1,713,000)               (9,845,000)
                                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (2,272,000)               (2,256,000)
  Net (increase) decrease in other assets                                                342,000                   (53,000)
  Proceeds from disposition of assets                                                      9,000                     -
  Sale/Leaseback costs included in deferred gain                                         (61,000)                    -
                                                                                    ------------              --------

    Net cash used in investing activities                                             (1,982,000)               (2,309,000)
                                                                                    ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                              (100,000)             (155,689,000)
  Borrowings on indebtedness                                                           1,199,000               155,215,000
  Net increase in deferred debt costs                                                 (1,302,000)              (10,351,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                                                -                    (1,686,000)
  Issuance of cumulative preferred stock                                                   -                    35,000,000
  Cost related to issuance  of cumulative preferred
    stock                                                                                  -                    (2,179,000)
  Payments on insurance related financing                                                  -                    (7,450,000)
  Payments on capital lease obligations                                                 (218,000)                 (234,000)
                                                                                    ------------              ------------

    Net cash provided by (used in) financing activities                                 (421,000)               12,626,000
                                                                                    ------------              ------------

NET INCREASE (DECREASE) IN CASH                                                       (4,116,000)                  472,000

CASH, at beginning of period                                                           7,493,000                 5,737,000
                                                                                    ------------              ------------

CASH, at end of period                                                              $  3,377,000              $  6,209,000
                                                                                    ============              ============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ (2,128,000)             $ 11,060,000
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Extraordinary gain on
        extinguishment of debt                                                             -                    (9,562,000)
      Depreciation and amortization                                                    4,823,000                 3,749,000
      Loss on disposition of assets                                                       13,000                     -
      Amortization of deferred gain                                                     (123,000)                  (97,000)
      Accretion on indebtedness                                                           27,000                    21,000
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                                               559,000                   740,000
        Inventories                                                                     (116,000)                  190,000
        Prepaid expenses                                                                  90,000                   246,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                                (282,000)               (4,926,000)
        Accrued liabilities                                                           (4,324,000)               (5,059,000)
        Accrued insurance                                                             (1,486,000)                  308,000
        Accrued interest                                                               1,238,000                (5,671,000)
        Accrued payroll                                                                   (4,000)                 (844,000)
                                                                                    ------------              ------------

           Net cash used in operating activities                                    $ (1,713,000)             $ (9,845,000)
                                                                                    ============              ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 29, 1997 and March 30, 1998, and the results of its operations and its cash flows for the thirteen weeks ended March 31, 1997 and March 30, 1998. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 29, 1997 and the Company's current report on Form 8-K, File No. 33-48183, dated March 3, 1998.


2.        CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE

          On February 25, 1998, as part of a recapitalization plan, the Company issued 35,000 preferred stock units consisting of $1,000 initial liquidation preference of 12% senior pay-in-kind mandatorily redeemable cumulative preferred stock ("Cumulative Preferred Stock") and one common stock purchase warrant ("Warrant") initially to purchase 2.66143 shares of the Company's common stock at an initial exercise price of one cent per share.

          Costs of approximately $2.2 million were incurred in connection with the issuance of the Cumulative Preferred Stock. These costs were recorded on the Company's balance sheet as a reduction to the $35.0 million Cumulative Preferred Stock and are being amortized as a direct charge to retained earnings using the straight-line method over the life of the stock.

          Dividends on the Cumulative Preferred Stock accrue at a rate of 12% per annum payable semiannually on February 15 and August 15 of each year. The Company may, at its option, pay dividends in cash or in additional shares of Cumulative Preferred Stock. The Cumulative Preferred Stock may be redeemed in whole or in part, at the Company's option, at 110% at the liquidation preference plus accrued and unpaid dividends but must be redeemed at 110% of the liquidation preference plus accrued and unpaid dividends on August 15, 2003. The Cumulative Preferred Stock does not have any voting rights.

3.        COMMON STOCK

          Concurrent with the recapitalization plan, the Company issued 34,931 shares of common stock to six members of the Company's management at a price of one cent per share and common stock Warrants as part of the preferred stock units mentioned above. Each Warrant entitles the holder to purchase 2.66143 shares of the Company's common stock at an initial exercise price of one cent per share. The Warrants are exercisable at any time and expire on the earlier of the date the Company consummates a public offering of common stock or August 15, 2008. The initial values of the shares of common stock and the Warrants were immaterial.

4.        INCOME TAX

          The Company provided a minimal tax provision against its pre-tax income in 1998 due to the availability of net operating loss carryforwards against which a reserve had previously been established.

5.        COMPREHENSIVE INCOME

          Effective December 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income. There were no differences between the Company's net income (loss), as reported, and comprehensive income.


6.        SUBSIDIARY GUARANTORS

          Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally jointly and severally liable for the obligations of the Company under the Company's 11.5% Senior Secured Notes, due 2003, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.


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

RESULTS OF OPERATIONS

Thirteen weeks ended March 31, 1997 and March 30, 1998:

Revenues. Total revenues decreased from $114.1 million in the first quarter of 1997 to $112.1 million in the first quarter of 1998. Same-store-sales increased 0.6%. During the thirteen weeks ended March 30, 1998, the Company closed one restaurant. There were 244 restaurants operating as of March 31, 1997 and 230 operating as of March 30, 1998.

Black Angus revenues increased 1.6% to $70.8 million in the first quarter of 1998 as compared to the same period in 1997. The increase was due to a $2.6 million increase in same-store-sales (excluding late-night entertainment and discontinued lunch)and a $1.0 million increase related to three new stores opened in the first quarter of 1997 partially offset by a $1.6 million decrease from two closed restaurants, a $0.8 million decrease due to the closure of late-night entertainment at 13 restaurants, and a $0.1 million decrease due to discontinued lunch at one restaurant. The Company closed one restaurant during the thirteen weeks ended March 30, 1998. Same-store-sales increased 4.0% (2.5% including late-night entertainment and discontinued lunch) in 1998.

Grandy's revenues decreased 9.4% to $18.5 million in the first quarter of 1998 as compared to the same period in 1997. The decrease resulted from a $1.2 million decline due to the closure of 14 poor performing restaurants during 1997 and a $0.7 million, or a 3.9%, decline in same-store-sales. Franchise revenues were constant.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 5.1% to $22.8 million in the first quarter of 1998 compared to the same quarter in 1997. The decrease resulted from a $0.9 million decline due to the closure of three restaurants during 1997 and $0.3 million, or 1.4%, decline in same-store-sales.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased slightly from 31.9% in the first quarter of 1997 to 31.8% in the first quarter of 1998.

Payroll Costs. As a percentage of revenues, labor costs decreased from 30.4% in the first quarter of 1997 to 29.6% in the first quarter of 1998. The decrease was primarily due to lower unit staff payroll cost at Grandy's as a result of closing 14 poor performing restaurants during 1997.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased from 24.8% in the first quarter of 1997 to 24.3% in the first quarter of 1998. The decrease was primarily due to lower general liability expense and occupancy costs partially offset by higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 4.2% in the first quarter of 1997 to 3.3% in the first quarter of 1998. The decrease was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses decreased from $6.1 million in the first quarter of 1997 to $5.3 million in the first quarter of 1998. The decrease was primarily due to a reduction in corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased from 5.4% to 4.7%.

Operating Profit. Due to the above items, operating profit increased from $3.8 million in the first quarter of 1997 to $7.0 million in the first quarter of 1998. As a percentage of revenues, operating profit increased from 3.3% to 6.3%.

Interest Expense - Net. Interest expense decreased from $5.9 million in the first quarter of 1997 to $5.5 million in the first quarter of 1998. The decrease was primarily due to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate increased slightly from 12.3% in the first quarter of 1997 to 12.5% in the first quarter of 1998. The weighted average debt balance (excluding capitalized lease obligations) decreased from $171.1 million in the first quarter of 1997 to $166.6 million in the first quarter of 1998.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinquishment of debt in the first quarter of 1998. This gain resulted from the refinancing of the Company's debt in February, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of March 30, 1998, the Company had cash of $6.2 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 30, 1998, the Company had a working capital deficit of $35.0 million.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $2.3 million in both 1996 and 1997. The Company estimates that capital expenditures in 1998 will be approximately $12.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

On February 25, 1998 the Company completed a recapitalization plan (the "Recapitalization Plan") which included, among other things, the issuance by the Company of (a) $155.0 million of the 11.5% senior secured notes due 2003 (the "Notes") and (b) 35,000 preferred stock units of the Company, each unit consisting of $1,000 initial liquidation preference of 12% senior pay-in-kind mandatorily redeemable cumulative preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of common stock at an initial exercise price of one cent per share.

Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126.4 million together with accrued and penalty interest thereon and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the aggregate principal amount of $45.0 million together with accrued and penalty interest thereon, and canceled the related warrants to purchase common stock of the Company's parent, American Restaurant Group Holdings, Inc. ("Holdings") and (c) established a $15.0 million revolving credit facility to include letters of credit. Letters of credit outstanding as of May 4, 1998 were $5.1 million. A quarterly fee of 0.5% per annum is payable on the unused portion of the revolving credit facility and a fee of 2.5% per annum is payable on outstanding letters of credit.

As an additional component of the Recapitalization Plan, Holdings extended the accretion period on its senior discount debentures due 2005 (the "Holdings Debentures"), from June 15, 1999 to maturity on December 15, 2005, and amended certain provisions of the Holdings Debentures. The Holdings Debentures will accrete at a rate of 14.25%, compounded semi-annually. Certain holders of the Holdings Debentures with an accreted value of approximately $10.8 million surrendered such debentures for cancellation and received $3.6 million principal amount of the Notes, which was in addition to the $155.0 million of the Notes sold as mentioned above. The Notes issued in lieu of Holdings Debentures were recorded as a non-cash distribution to Holdings by the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information was issued in June 1997. The Company anticipates reporting three restaurant segments: "Black Angus", "Grandy's" and "Other Concepts". Other Concepts will include the Company's Spoons, Spectrum and National Sports Grill divisions. The Company adopted SFAS No. 131 in 1998 and anticipates providing segment disclosures as of December 28, 1998.

Statement of Position ("SOP") No. 98-5 Reporting on the Costs of Start-up Activities was issued in April 1998. SOP NO. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs as of the beginning of fiscal year 1999 will be recognized as the cumulative effect of an accounting method change. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the adoption of SOP No. 98-5 to materially affect the Company's financial statements. Preopening costs were immaterial as of March 30, 1998.

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 1, 1998, by written consent of the shareholders, Robert D. Beyer and Jeffry K. Weinhuff were elected to the Board of Directors of the Company.

On April 24, 1998, by written consent of the shareholders, George G. Golleher was elected to the Board of Directors of the Company, bringing the total number of board members to five.

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




                                             AMERICAN RESTAURANT GROUP, INC.
                                             -------------------------------
                                                      (Registrant)




Date:           May 11, 1998                 By:   /s/WILLIAM J. MCCAFFREY, JR.
       ------------------------------              ----------------------------
                                                     William J. McCaffrey, Jr.
                                                       Vice President, Chief
                                                         Financial Officer

                               INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------
  27.1                  Financial Data Schedule