Form 10-Q
period 1998-06-29
AMERICAN RESTAURANT GROUP INC
filed 1998-08-10
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                       ---------------------------------


                                    FORM 10-Q


         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 29, 1998

                                                   OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from            to
                                                   ----------    ----------


                         American Restaurant Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                   33-48183            33-0193602
-------------------------------    ---------------     ----------------
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


              ----------------------------------------------------
               Former name, former address and former fiscal year
                         if changed since last report.



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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of August 3, 1998 was 128,081.

                        AMERICAN RESTAURANT GROUP, INC.

                                     INDEX


                                                                                                              PAGE
                                                                                                              ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................................................        1

              Consolidated Statements of Operations.......................................................        3

              Consolidated Statements of Cash Flows.......................................................        4

              Notes to Consolidated Condensed Financial Statements........................................        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................        6

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................       10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................       10



PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 29, 1997 AND JUNE 29, 1998


ASSETS                                                                          December 29,              June 29,
                                                                                    1997                    1998
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                                          $  5,737,000            $  6,329,000
  Accounts and notes receivable, net of reserve of
    $916,000 and $845,000 at December 29, 1997
    and June 29, 1998, respectively                                                6,606,000               6,473,000
  Inventories                                                                      5,893,000               5,881,000
  Prepaid expenses                                                                 3,142,000               2,550,000
                                                                                ------------            ------------

      Total current assets                                                        21,378,000              21,233,000
                                                                                ------------            ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                       5,610,000               5,610,000
  Buildings and leasehold improvements                                           110,800,000             112,396,000
  Fixtures and equipment                                                          85,603,000              86,061,000
  Property held under capital leases                                              12,375,000              12,161,000
  Construction in progress                                                         1,827,000               3,743,000
                                                                                ------------            ------------

                                                                                 216,215,000             219,971,000
  Less-- Accumulated depreciation                                                123,893,000             127,775,000
                                                                                ------------            ------------

                                                                                  92,322,000              92,196,000
                                                                                ------------            ------------

OTHER ASSETS-- NET                                                                38,311,000              42,562,000
                                                                                ------------            ------------

    Total Assets                                                                $152,011,000            $155,991,000
                                                                                ============            ============



  The accompanying notes are an integral part of these consolidated condensed statements. (consolidated condensed balance sheets continued on the following page)



LIABILITIES AND COMMON STOCKHOLDERS'                                            December 29,              June 29,
EQUITY                                                                              1997                    1998
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                              $ 29,420,000            $ 21,237,000
  Accrued liabilities                                                             18,021,000              10,805,000
  Accrued insurance                                                               11,251,000               5,104,000
  Accrued interest                                                                 7,514,000               6,457,000
  Accrued payroll costs                                                           10,861,000               9,742,000
  Current portion of obligations
    under capital leases                                                             926,000                 936,000
  Current portion of long-term debt                                                  537,000                 551,000
                                                                                ------------            ------------

    Total current liabilities                                                     78,530,000              54,832,000
                                                                                ------------            ------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                 7,517,000               7,037,000
  Long-term debt                                                                 172,419,000             159,654,000
                                                                                ------------            ------------

    Total long-term liabilities                                                  179,936,000             166,691,000
                                                                                ------------            ------------

DEFERRED GAIN                                                                      5,283,000               5,110,000
                                                                                ------------            ------------

COMMITMENTS AND CONTINGENCIES                                                          -                       -
                                                                                ------------            ------------

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                                                 -                  34,400,000
                                                                                ------------            ------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                                                    -                       -

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                                                    -                       -

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 and 128,081
    shares issued and outstanding at
    December 29, 1997 and June 29, 1998,
    respectively                                                                       1,000                   1,000
  Paid-in capital                                                                 63,246,000              59,646,000
  Accumulated deficit                                                           (174,985,000)           (164,689,000)
                                                                                ------------            ------------

    Total common stockholders' deficit                                          (111,738,000)           (105,042,000)
                                                                                ------------            ------------

   Total liabilities and common
   stockholders' equity                                                         $152,011,000            $155,991,000
                                                                                ============            ============




       The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THIRTEEN WEEKS ENDED JUNE 30, 1997 and JUNE 29, 1998

         AND THE TWENTY-SIX WEEKS ENDED JUNE 30, 1997 AND JUNE 29, 1998

                                   (UNAUDITED)


                                                 Thirteen Weeks Ended                      Twenty-Six Weeks Ended
                                          ----------------------------------          ----------------------------------
                                            June 30,              June 29,              June 30,               June 29,
                                              1997                  1998                  1997                  1998
                                          ------------           -----------          ------------          ------------


REVENUES                                  $112,835,000          $110,872,000          $226,945,000          $222,994,000

RESTAURANT COSTS:
  Food and beverage                         35,608,000            35,263,000            71,958,000            70,868,000
  Payroll                                   32,904,000            33,510,000            67,598,000            66,712,000
  Direct operating                          28,995,000            27,619,000            57,301,000            54,853,000
  Depreciation and
    amortization                             5,034,000             3,503,000             9,857,000             7,252,000

GENERAL AND ADMINISTRATIVE
   EXPENSES                                 10,352,000             5,146,000            16,489,000            10,455,000
                                          ------------          ------------          ------------          ------------

  Operating profit (loss)                      (58,000)            5,831,000             3,742,000            12,854,000

INTEREST EXPENSE, net                        5,945,000             4,939,000            11,870,000            10,460,000
                                          ------------          ------------          ------------          ------------
  Income (loss) before
    provision for income
    taxes and extraordinary
    gain(loss)                              (6,003,000)              892,000            (8,128,000)            2,394,000

PROVISION FOR INCOME
   TAXES                                        28,000                73,000                31,000                77,000
                                          ------------          ------------           -----------          ------------

  Income (loss) before
    extraordinary gain(loss)                (6,031,000)              819,000            (8,159,000)            2,317,000

EXTRAORDINARY GAIN(LOSS)
  ON EXTINGUISHMENT OF DEBT                      -                    (3,000)               -                  9,559,000
                                          ------------          ------------           -----------          ------------
  Net income (loss)                       $ (6,031,000)         $    816,000          $ (8,159,000)         $ 11,876,000
                                          ============          ============          ============          ============



      The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1997 AND JUNE 29, 1998

                                   (UNAUDITED)


                                                                                      June 30,                  June 29,
                                                                                        1997                      1998
                                                                                    ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Cash received from customers                                                      $227,353,000              $223,127,000
  Cash paid to suppliers and employees                                              (216,084,000)             (217,512,000)
  Interest paid, net                                                                 (10,539,000)              (11,496,000)
  Income taxes paid                                                                      (31,000)                  (77,000)
                                                                                    ------------              ------------

    Net cash provided by(used in)operating activities                                    699,000                (5,958,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (2,339,000)               (5,041,000)
  Net increase in other assets                                                          (757,000)                 (464,000)
  Proceeds from disposition of assets                                                    610,000                     1,000
                                                                                    ------------              ------------

    Net cash used in investing activities                                             (2,486,000)               (5,504,000)
                                                                                    ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                              (651,000)             (155,840,000)
  Borrowings on indebtedness                                                           1,199,000               155,215,000
  Net increase in deferred debt costs                                                 (1,438,000)              (10,536,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                                                -                    (1,686,000)
  Issuance of cumulative preferred stock                                                   -                    35,000,000
  Cost related to issuance  of cumulative preferred
    stock                                                                                  -                    (2,179,000)
  Payments on insurance-related financing                                                  -                    (7,450,000)
Payments on capital lease obligations                                                   (441,000)                 (470,000)
                                                                                    ------------              ------------

    Net cash provided by (used in) financing activities                               (1,331,000)               12,054,000
                                                                                    ------------              ------------

NET INCREASE (DECREASE) IN CASH                                                       (3,118,000)                  592,000

CASH, at beginning of period                                                           7,493,000                 5,737,000
                                                                                    ------------              ------------

CASH, at end of period                                                              $  4,375,000              $  6,329,000
                                                                                    ============              ============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Net income (loss)                                                                 $ (8,159,000)             $ 11,876,000
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Extraordinary gain on
        extinguishment of debt                                                             -                    (9,559,000)
      Depreciation and amortization                                                    9,857,000                 7,252,000
      Loss on disposition of assets                                                    4,114,000                    28,000
      Amortization of deferred gain                                                     (247,000)                 (173,000)
      Accretion on indebtedness                                                           54,000                    21,000
      Decrease in current assets:
        Accounts and notes receivable, net                                               408,000                   133,000
        Inventories                                                                      368,000                    12,000
        Prepaid expenses                                                                 399,000                   689,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                               1,034,000                (8,183,000)
        Accrued liabilities                                                           (4,462,000)               (7,181,000)
        Accrued insurance                                                             (3,690,000)                1,303,000
        Accrued interest                                                               1,277,000                (1,057,000)
        Accrued payroll                                                                 (254,000)               (1,119,000)
                                                                                    ------------              ------------

           Net cash provided by (used in)
             operating activities                                                   $    699,000              $ (5,958,000)
                                                                                    ============              ============



      The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 29, 1997 and June 29, 1998, and the results of its operations and its cash flows for the twenty-six weeks ended June 30, 1997 and June 29, 1998. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 29, 1997 and the Company's current report on Form 8-K, File No. 33-48183, dated March 3, 1998.


2.        INCOME TAXES

          The tax provision against the Company's pre-tax income in 1998 was minimal because of the availability of previously reserved net operating loss carryforwards.

3.        COMPREHENSIVE INCOME

          Effective December 30, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income. There were no differences between the Company's net income (loss), as reported, and comprehensive income.

4.        SUBSIDIARY GUARANTORS

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

RESULTS OF OPERATIONS

Thirteen weeks ended June 30, 1997 and June 29, 1998:

Revenues. Total revenues decreased to $110.9 million in the second quarter of 1998 from $112.8 million in the second quarter of 1997. Same-store-sales increased 1.9%. During the thirteen weeks ended June 29, 1998, the Company closed one restaurant. There were 239 restaurants operating as of June 30, 1997 and 229 operating as of June 29, 1998.

Black Angus revenues increased 1.4% to $69.0 million in the second quarter of 1998 as compared to the same period in 1997. The increase was primarily due to a $3.3 million increase in same-store-sales (excluding late-night entertainment and discontinued lunch) partially offset by a $1.5 million decrease from three restaurants which closed in 1997 at the end of the leases and a $0.6 million decrease due to discontinued late-night entertainment at 13 restaurants. Same-store-sales increased 5.4% (4.1% including late-night entertainment and discontinued lunch) in 1998.

Grandy's revenues decreased 6.8% to $18.6 million in the second quarter of 1998 as compared to the same period in 1997. The decrease resulted from a $0.7 million decline due to the closure of nine poorly performing restaurants during the second and third quarters of 1997 and a $0.7 million, or a 3.8%, decline in same-store-sales. Franchise revenues were constant.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 6.2% to $23.3 million in the second quarter of 1998 compared to the same quarter in 1997. The decrease resulted from a $1.2 million decline due to the closure of three restaurants during 1997 and one restaurant during the second quarter of 1998 and a $0.6 million, or 1.9%, decline in same-store-sales. This decline was offset in part by sales of $0.3 million from the opening of one new restaurant in 1998.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased slightly to 31.8% in the second quarter of 1998 from 31.6% in the second quarter of 1997.

Payroll Costs. As a percentage of revenues, labor costs increased to 30.2% in the second quarter of 1998 from 29.2% in the second quarter of 1997. The increase was primarily due to higher management payroll expense at Black Angus.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased to 24.9% in the second quarter of 1998 from 25.7% in the second quarter of 1997. The decrease was primarily due to lower general liability expenses and occupancy costs partially offset by higher advertising expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased to 3.2% in the second quarter of 1998 from 4.5% in the second quarter of 1997. The decrease was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses decreased to $5.1 million in the second quarter of 1998 from $10.4 million in the second quarter of 1997. In the prior year period, the Company recorded a non-cash charge of $4.1 million for costs associated with closed restaurants primarily in the Grandy's division. The decrease was also due to a reduction in corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 4.6% from 9.2% (5.5% before the non-cash charge).

Operating Profit. Due to the above items, operating profit increased to a profit of $5.8 million in the second quarter of 1998 from a loss of $0.1 million in the second quarter of 1997. As a percentage of revenues, operating profit increased to a positive 5.3% from a negative 0.1%.

Interest Expense - Net. Interest expense decreased to $4.9 million in the second quarter of 1998 from $5.9 million in the second quarter of 1997. The decrease was primarily due to the refinancing of the Company's debt in February, 1998. The Company's average stated interest rate decreased to 11.5% in the second quarter of 1998 from 12.2% in the second quarter of 1997. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $158.6 million in the second quarter of 1998 from $172.3 million in the second quarter of 1997.


Twenty-six weeks ended June 30, 1997 and June 29, 1998:

Revenues. Total revenues decreased to $223.0 million in 1998 from $226.9 million in 1997. Same-store-sales increased 1.7%. During the twenty-six weeks ended June 29, 1998, the Company closed two restaurants. There were 239 restaurants operating as of June 30, 1997 and 229 operating as of June 29, 1998.

Black Angus revenues increased 1.5% to $139.8 million in 1998 as compared to the same period in 1997. The increase was due to a $5.9 million increase in same-store-sales (excluding late-night entertainment and discontinued lunch) and a $0.8 million increase related to three new stores opened in the first quarter of 1997. This increase was partially offset by a $3.0 million decrease from three closed restaurants and a $1.4 million decrease due to discontinued late-night entertainment at 13 restaurants. Same-store-sales increased 4.7% (3.3% including late-night entertainment and discontinued lunch) in 1998.

Grandy's revenues decreased 8.1% to $37.1 million in 1998 as compared to the same period in 1997. The decrease resulted from a $1.8 million decline due to the closure of 14 poorly performing restaurants during 1997 and a $1.4 million, or a 3.8%, decline in same-store-sales. Franchise revenues were constant.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 5.7% to $46.1 million in 1998 compared to the same period in 1997. The decrease resulted from a $2.1 million decline due to the closure of four restaurants and a $0.9 million, or 2.0%, decline in same-store-sales, partially offset by sales of $0.3 million from one new restaurant opened in 1998.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased slightly to 31.8% in 1998 from 31.7% in 1997.

Payroll Costs. As a percentage of revenues, labor costs increased slightly to 29.9% in 1998 from 29.8% in 1997. The increase was primarily due to higher management payroll costs at Black Angus offset in part by lower unit staff payroll costs at Grandy's as a result of closing 14 poorly performing restaurants during 1997.

Direct Operating Costs. As a percentage of revenues, these costs decreased to 24.6% in 1998 from 25.2% in 1997. The decrease was primarily due to lower general liability expenses and occupancy costs partially offset by higher advertising expenses.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased to 3.3% in 1998 from 4.3% in 1997. The decrease was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses decreased to $10.5 million in 1998 from $16.5 million in 1997. As stated above, the decrease was primarily due to a non-cash charge of $4.1 million for costs associated with closed restaurants recorded in 1997 and a reduction in corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 4.7% from 7.3% (5.4% before the non-cash charge).

Operating Profit. Due to the above items, operating profit increased to $12.9 million in 1998 from $3.7 million in 1997. As a percentage of revenues, operating profit increased to 5.8% from 1.6%.

Interest Expense - Net. Interest expense decreased to $10.5 million in 1998 from $11.9 million in 1997. The decrease was primarily due to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate decreased slightly to 12.0% in the first half of 1998 from 12.2% in the first half of 1997. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $162.6 million in 1998 from $171.8 million in 1997.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinquishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of June 29, 1998, the Company had cash of $6.3 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 29, 1998, the Company had a working capital deficit of $33.6 million.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures in the first half of 1998 were $5.0 million compared with $2.3 million in the same period in 1997. The Company estimates that capital expenditures in 1998 will be approximately $12.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

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

Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126.4 million together with accrued and penalty interest and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the aggregate principal amount of $45.0 million together with accrued and penalty interest, and canceled the related warrants to purchase common stock of the Company's parent, American Restaurant Group Holdings, Inc. ("Holdings") and
(c) established a $15.0 million revolving credit facility to include letters of credit. Letters of credit outstanding as of August 3, 1998 were $5.1 million. A quarterly fee of 0.5% per annum is payable on the unused portion of the revolving credit facility and a fee of 2.5% per annum is payable on outstanding letters of credit.

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

Statement of Position ("SOP") No. 98-5 Reporting on the Costs of Start-up Activities was issued in April 1998. SOP NO. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs as of the beginning of fiscal year 1999 will be recognized as the cumulative effect of an accounting method change. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the adoption of SOP No. 98-5 will materially affect the Company's financial statements. Preopening costs were immaterial as of June 29, 1998.

PART II.          OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       List of Exhibits


          Exhibit No.           Description
          ----------            -----------

               27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              AMERICAN RESTAURANT GROUP, INC.
                                              -------------------------------
                                                        (Registrant)




Date:     August 10, 1998                      By:   /s/KEN DI LILLO
      ---------------------                      ----------------------------
                                                         Ken Di Lillo
                                              Treasurer and Assistant Secretary

                              INDEX TO EXHIBITS


          Exhibit No.           Description
          ----------            -----------

               27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.