Form 10-Q
period 1998-09-28
AMERICAN RESTAURANT GROUP INC
filed 1998-11-06
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 28, 1998

                                       OR


 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -------------

                         American Restaurant Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                              33-48183                33-0193602
-------------------------------            ----------------         -------------------
(State or other jurisdiction of            (Commission File         (I.R.S. employer
incorporation or organization)              Number)                 identification no.)


                            450 Newport Center Drive
                             Newport Beach, CA 92660
                                (949) 721-8000
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices)


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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of November 2, 1998 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX


                                                                                                              PAGE
PART I.       FINANCIAL INFORMATION                                                                           ----

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................................................     1

              Consolidated Statements of Operations.......................................................     3

              Consolidated Statements of Cash Flows.......................................................     4

              Notes to Consolidated Condensed Financial Statements........................................     5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................     6

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................    10

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    DECEMBER 29, 1997 AND SEPTEMBER 28, 1998


ASSETS                                                                           December 29,           September 28,
                                                                                    1997                    1998
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                                          $  5,737,000            $  2,848,000
  Accounts and notes receivable, net of reserve of
    $916,000 and $845,000 at December 29, 1997
    and September 28, 1998, respectively                                           6,606,000               5,979,000
  Inventories                                                                      5,893,000               5,946,000
  Prepaid expenses                                                                 3,142,000               2,951,000
                                                                                ------------            ------------

      Total current assets                                                        21,378,000              17,724,000
                                                                                ------------            ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                       5,610,000               5,613,000
  Buildings and leasehold improvements                                           110,800,000             113,210,000
  Fixtures and equipment                                                          85,603,000              87,124,000
  Property held under capital leases                                              12,375,000              12,161,000
  Construction in progress                                                         1,827,000               4,571,000
                                                                                ------------            ------------

                                                                                 216,215,000             222,679,000
  Less-- Accumulated depreciation                                                123,893,000             129,579,000
                                                                                ------------            ------------

                                                                                  92,322,000              93,100,000
                                                                                ------------            ------------

OTHER ASSETS-- NET                                                                38,311,000              41,747,000
                                                                                ------------            ------------

    Total Assets                                                                $152,011,000            $152,571,000
                                                                                ============            ============


 The accompanying notes are an integral part of these consolidated condensed statements. (consolidated condensed balance sheets continued
                             on the following page)


LIABILITIES AND COMMON STOCKHOLDERS'                                December 29,           September 28,
EQUITY                                                                 1997                    1998
                                                                   ------------            ------------
                                                                                            (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                 $ 29,420,000            $ 23,904,000
  Accrued liabilities                                                18,021,000              12,576,000
  Accrued insurance                                                  11,251,000               5,093,000
  Accrued interest                                                    7,514,000               2,408,000
  Accrued payroll costs                                              10,861,000               9,211,000
  Current portion of obligations
    under capital leases                                                926,000                 953,000
  Current portion of long-term debt                                     537,000                 471,000
                                                                   ------------            ------------

    Total current liabilities                                        78,530,000              54,616,000
                                                                   ------------            ------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                    7,517,000               6,793,000
  Long-term debt                                                    172,419,000             159,572,000
                                                                   ------------            ------------

    Total long-term liabilities                                     179,936,000             166,365,000
                                                                   ------------            ------------

DEFERRED GAIN                                                         5,283,000               4,987,000
                                                                   ------------            ------------

COMMITMENTS AND CONTINGENCIES                                             -                       -
                                                                   ------------            ------------

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                                    -                  35,562,000
                                                                   ------------            ------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                                       -                       -

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                                       -                       -

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 93,150 and 128,081
    shares issued and outstanding at
    December 29, 1997 and September 28, 1998,
    respectively                                                          1,000                   1,000
  Paid-in capital                                                    63,246,000              59,646,000
  Accumulated deficit                                              (174,985,000)           (168,606,000)
                                                                   ------------            ------------

    Total common stockholders' deficit                             (111,738,000)           (108,959,000)
                                                                   ------------            ------------

   Total liabilities and common
   stockholders' equity                                            $152,011,000            $152,571,000
                                                                   ============            ============


        The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 28, 1998

    AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 28, 1998

                                   (UNAUDITED)


                                                 Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                          ----------------------------------          ----------------------------------
                                          September 29,         September 28,         September 29,         September 28,
                                              1997                  1998                   1997                 1998
                                          ------------          ------------          ------------          ------------

REVENUES                                  $106,253,000          $101,801,000          $333,198,000          $324,795,000

RESTAURANT COSTS:
  Food and beverage                         33,448,000            32,487,000           105,406,000           103,355,000
  Payroll                                   33,440,000            31,909,000           101,038,000            98,621,000
  Direct operating                          27,582,000            26,419,000            84,883,000            81,272,000
  Depreciation and
    amortization                             4,982,000             3,582,000            14,839,000            10,848,000

GENERAL AND ADMINISTRATIVE
   EXPENSES                                  5,614,000             5,239,000            22,103,000            15,680,000
                                          ------------          ------------          ------------          ------------

  Operating profit                           1,187,000             2,165,000             4,929,000            15,019,000

INTEREST EXPENSE, net                        5,818,000             4,869,000            17,688,000            15,330,000
                                          ------------          ------------          ------------          ------------

  Loss before provision
    for income taxes and
    extraordinary gain                      (4,631,000)           (2,704,000)          (12,759,000)             (311,000)

PROVISION FOR INCOME
    TAXES                                       17,000                52,000                48,000               128,000
                                          ------------          ------------           -----------          ------------

  Loss before extraordinary
    gain                                    (4,648,000)           (2,756,000)          (12,807,000)             (439,000)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                         -                     -                    -                  9,559,000
                                          ------------          ------------          ------------          ------------

  Net income (loss)                       $ (4,648,000)         $ (2,756,000)          (12,807,000)         $  9,120,000
                                          ============          ============           ===========          ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1997 AND SEPTEMBER 28, 1998

                                   (UNAUDITED)

                                                                                    September 29,             September 28,
                                                                                        1997                      1998
                                                                                    ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $334,295,000              $325,389,000
  Cash paid to suppliers and employees                                              (317,343,000)             (310,544,000)
  Interest paid, net                                                                 (12,261,000)              (20,415,000)
  Income taxes paid                                                                      (48,000)                 (128,000)
                                                                                    ------------              ------------

    Net cash provided by (used in) operating activities                                4,643,000                (5,698,000)
                                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (3,631,000)               (8,941,000)
  Net (increase) decrease in other assets                                               (959,000)                  174,000
  Proceeds from disposition of assets                                                    609,000                     3,000
                                                                                    ------------              ------------

    Net cash used in investing activities                                             (3,981,000)               (8,764,000)
                                                                                    ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                              (995,000)             (161,000,000)
  Borrowings on indebtedness                                                           1,199,000               160,215,000
  Net increase in deferred debt costs                                                 (1,497,000)              (10,631,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                                                -                    (1,686,000)
  Issuance of cumulative preferred stock                                                   -                    35,000,000
  Cost related to issuance  of cumulative preferred
    stock                                                                                  -                    (2,178,000)
  Payments on insurance-related financing                                                  -                    (7,450,000
Payments on capital lease obligations                                                   (673,000)                 (697,000)
                                                                                    ------------              ------------

    Net cash provided by (used in) financing activities                               (1,966,000)               11,573,000
                                                                                    ------------              ------------

NET DECREASE IN CASH                                                                  (1,304,000)               (2,889,000)

CASH, at beginning of period                                                           7,493,000                 5,737,000
                                                                                    ------------              ------------

CASH, at end of period                                                              $  6,189,000              $  2,848,000
                                                                                    ============              ============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
  Net income (loss)                                                                 $(12,807,000)             $  9,120,000
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
      Extraordinary gain on
        extinguishment of debt                                                             -                    (9,559,000)
      Depreciation and amortization                                                   14,839,000                10,848,000
      Loss on disposition of assets                                                    4,029,000                   376,000
      Amortization of deferred gain                                                     (370,000)                 (296,000)
      Accretion on indebtedness                                                           82,000                    21,000
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                                             1,097,000                   594,000
        Inventories                                                                    1,186,000                   (53,000)
        Prepaid expenses                                                                 (72,000)                  (82,000)
      Increase (decrease) in current liabilities:
        Accounts payable                                                                (427,000)               (5,516,000)
        Accrued liabilities                                                           (3,231,000)               (5,687,000)
        Accrued insurance                                                             (4,038,000)                1,292,000
        Accrued interest                                                               5,345,000                (5,106,000)
        Accrued payroll                                                                 (990,000)               (1,650,000)
                                                                                    ------------              ------------

           Net cash provided by (used in)
             operating activities                                                   $  4,643,000              $ (5,698,000)
                                                                                    ============              ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 29, 1997 and September 28, 1998, and the results of its operations and its cash flows for the thirty-nine weeks ended September 29, 1997 and September 28, 1998. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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


2.        INCOME TAXES

          The tax provision against the Company's pre-tax loss in 1998 was minimal and related to certain state income taxes and a provision for Federal Alternative Minimum Tax ("AMT") as appropriate.

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

RESULTS OF OPERATIONS

Thirteen weeks ended September 29, 1997 and September 28, 1998:

Revenues. Total revenues decreased to $101.8 million in the third quarter of 1998 from $106.3 million in the third quarter of 1997. Same-store-sales decreased 1.2%. During the thirteen weeks ended September 28, 1998, the Company closed four restaurants and opened one new restaurant. There were 232 restaurants operating as of September 29, 1997 and 226 operating as of September 28, 1998.

Black Angus revenues remained constant at $62.0 million in the third quarter of 1998 as compared to the same period in 1997. An increase of $1.7 million in same-store-sales (excluding late-night entertainment and discontinued lunch) was offset by a $1.2 million decrease from four restaurants which closed at the end of the leases and a $0.7 million decrease due to discontinued late-night entertainment at 13 restaurants. Same-store-sales increased 3.0% in 1998. During the third quarter of 1998, the Company opened one new restaurant in Utah.

Grandy's revenues decreased 12.4% to $17.2 million in the third quarter of 1998 as compared to the same period in 1997. The decrease resulted from a $1.6 million, or an 8.8%, decline in same-store-sales and a $0.7 million decline in franchise revenues related primarily to a non-recurring international franchise fee recognized in the third quarter of 1997. The Company closed three poorly performing restaurants in Texas at the end of the third quarter of 1998.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 8.1% to $22.6 million in the third quarter of 1998 compared to the same quarter in 1997. The decrease resulted from a $1.3 million, or 5.6%, decline in same-store-sales and a 1.0 million decline due to the closure of three restaurants during 1997 and one restaurant during the second quarter of 1998. This decline was offset in part by sales of $0.2 million from the opening of one new restaurant in 1998.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased to 31.9% in the third quarter of 1998 from 31.5% in the third quarter of 1997. The increase is primarily related to higher beef pricing at Black Angus offset in part by lower seafood costs.

Payroll Costs. As a percentage of revenues, labor costs decreased to 31.3% in the third quarter of 1998 from 31.5% in the third quarter of 1997.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs remained constant at 26.0%.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased to 3.5% in the third quarter of 1998 from 4.7% in the third quarter of 1997. The decrease was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses decreased to $5.2 million in the third quarter of 1998 from $5.6 million in the third quarter of 1997. The decrease was due to a reduction in corporate overhead expenses partially offset by a $0.3 million non-cash charge for costs associated with closed restaurants. General and administrative expenses as a percentage of revenues decreased to 5.1% in 1998 from 5.3% in 1997.

Operating Profit. Due to the above items, operating profit increased to $2.2 million in the third quarter of 1998 from $1.2 million in the third quarter of 1997. As a percentage of revenues, operating profit increased to 2.1% from 1.1%.

Interest Expense - Net. Interest expense decreased to $4.9 million in the third quarter of 1998 from $5.8 million in the third quarter of 1997. The decrease was primarily due to the refinancing of the Company's debt in February, 1998. The Company's average stated interest rate decreased to 11.5% in the third quarter of 1998 from 12.1% in the third quarter of 1997. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $161.1 million in the third quarter of 1998 from $171.8 million in the third quarter of 1997.


Thirty-nine weeks ended September 29, 1997 and September 28, 1998:

Revenues. Total revenues decreased to $324.8 million in 1998 from $333.2 million in 1997. Same-store-sales increased 0.9%. During the thirty-nine weeks ended September 28, 1998, the Company closed seven restaurants and opened two new restaurants. There were 232 restaurants operating as of September 29, 1997 and 226 operating as of September 28, 1998.

Black Angus revenues increased 1.0% to $201.8 million in 1998 as compared to the same period in 1997. The increase was due to a $7.5 million increase in same-store-sales (excluding late-night entertainment and discontinued lunch) and a $1.0 million increase related to three new stores opened in the first quarter of 1997 and one opened in the third quarter of 1998. This increase was partially offset by a $4.3 million decrease from four closed restaurants and a $2.2 million decrease due to discontinued late-night entertainment at 13 restaurants. Same-store-sales increased 4.2% in 1998.

Grandy's revenues decreased 9.5% to $54.3 million in 1998 as compared to the same period in 1997. The decrease resulted from a $3.0 million, or a 5.4%, decline in same-store-sales and a $2.0 million decline due to the closure of 14 poorly performing restaurants during 1997. Franchise revenues declined $0.7 million related primarily to a non-recurring international franchise fee in 1997.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 6.5% to $68.7 million in 1998 compared to the same period in 1997. The decrease resulted from a $3.4 million decline due to the closure of four restaurants and a $1.9 million, or 2.8%, decline in same-store-sales, partially offset by sales of $0.6 million from one new restaurant opened in 1998.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased slightly to 31.8% in 1998 from 31.6% in 1997.

Payroll Costs. As a percentage of revenues, labor costs increased slightly to 30.4% in 1998 from 30.3% in 1997.

Direct Operating Costs. As a percentage of revenues, these costs decreased to 25.0% in 1998 from 25.5% in 1997. The decrease was primarily due to lower general liability expenses and occupancy costs.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased to 3.3% in 1998 from 4.5% in 1997. The decrease was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses decreased to $15.7 million in 1998 from $22.1 million in 1997. The decrease was primarily due to a non-cash charge of $4.1 million for costs associated with closed restaurants recorded in 1997 and a reduction in corporate overhead expenses. General and administrative expenses as a percentage of revenues decreased to 4.8% from 6.6% (5.4% before the non-cash charge).

Operating Profit. Due to the above items, operating profit increased to $15.0 million in 1998 from $4.9 million in 1997. As a percentage of revenues, operating profit increased to 4.6% from 1.5%.

Interest Expense - Net. Interest expense decreased to $15.3 million in 1998 from $17.7 million in 1997. The decrease was primarily due to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate decreased slightly to 11.8% in the first three quarters of 1998 from 12.2% in the first three quarters of 1997. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $162.1 million in 1998 from $171.8 million in 1997.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinquishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of September 28, 1998, the Company had cash of $2.8 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 28, 1998, the Company had a working capital deficit of $36.9 million.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $13.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures in the first three quarters of 1998 were $8.9 million compared with $3.6 million in the same period in 1997. Capital expenditures for 1998 include $5.4 million related to the construction of the new restaurant, remodels and other capital expenditures at Black Angus. The Company estimates that capital expenditures in 1998 will be approximately $12.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

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

Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126.4 million together with accrued and penalty interest and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the aggregate principal amount of $45.0 million together with accrued and penalty interest, and canceled the related warrants to purchase common stock of the Company's parent, American Restaurant Group Holdings, Inc. ("Holdings") and (c) established a $15.0 million revolving credit facility to include letters of credit. Letters of credit outstanding as of November 2, 1998 were $5.1 million. A quarterly fee of 0.5% per annum is payable on the unused portion of the revolving credit facility and a fee of 2.5% per annum is payable on outstanding letters of credit.

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

YEAR 2000 COMPLIANCE

Since 1997, the Company has been assessing the Year 2000 issues that may affect it. The Company believes the Year 2000 issues it must address include ensuring
(i) its information technology systems (hardware and software) enable it to manage and operate its business and (ii) its non-information technology systems (including heating, air conditioning and security systems) will continue to operate. The Company is currently on schedule for Year 2000 compliance and does not believe it has material potential liability to third parties if its systems are not Year 2000 compliant.

The Company has received written responses from third parties with which it has material relationships. All of the responses received to date indicate the suppliers have or will timely resolve their Year 2000 issues.

The Company's costs of compliance with the Year 2000 requirements are immaterial because it was in the process of upgrading or establishing systems in the normal course of business.

The Company believes it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes it is unlikely any of these events will result, but there can be no such assurance. The Company currently has no contingency plans to handle the occurrence of these events and does not currently intend to create one.

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

Statement of Position ("SOP") No. 98-5 Reporting on the Costs of Start-up Activities was issued in April 1998. SOP NO. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs as of the beginning of fiscal year 1999 will be recognized as the cumulative effect of an accounting method change. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the adoption of SOP No. 98-5 will materially affect the Company's financial statements. Pre-opening costs were immaterial as of September 28, 1998.

EITF No. 98-9 Accounting for Contingent Rents in Interim Financial Periods was issued in May 1998. The Company has adopted EITF No. 98-9 and such adoption has not materially affected the Company's financial statements.


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




                                          AMERICAN RESTAURANT GROUP, INC.
                                                  (Registrant)




Date:  November 6, 1998                   By: /s/KEN DI LILLO
       ----------------                       ---------------------------------
                                                    Ken Di Lillo
                                              Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER             EXHIBITS
-------             --------

 27.1               Financial Data Schedule