Form 10-K405
period 1998-12-28
AMERICAN RESTAURANT GROUP INC
filed 1999-03-29
CIK 853083

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

           For the fiscal year ended December 28, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

           For the transition period from _____________ to _____________

           Commission file number:   33-48183

                        American Restaurant Group, Inc.
-------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter


                 Delaware                                  33-0193602
----------------------------------------           ----------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        450 Newport Center Drive
       Newport Beach, California                             92660
----------------------------------------           ----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (714) 721-8000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to
this Form 10-K.   [X]

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of March 1, 1999, was 128,081.

                        AMERICAN RESTAURANT GROUP, INC.

                                     INDEX

                                                                                                               PAGE
PART I                                                                                                         ----

ITEM 1.           BUSINESS................................................................................        1

ITEM 2.           PROPERTIES..............................................................................        5

ITEM 3.           LEGAL PROCEEDINGS.......................................................................        6

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................        6


PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.....................................................................        6

ITEM 6.           SELECTED FINANCIAL DATA.................................................................        7

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................        8

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................       12

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................       12


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................       13

ITEM 11.          EXECUTIVE COMPENSATION..................................................................       15

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..........................................................................       17

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................       19


PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K.................................................................       20


                                     PART I

ITEM 1.                             BUSINESS

INTRODUCTION

American Restaurant Group, Inc., a Delaware corporation (the "Company"), through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. The Company was formed on August 13, 1986, by Anwar S. Soliman, Chairman of the Board and Chief Executive Officer of the Company, and other members of current senior management, to acquire certain operations of Saga Corporation, a wholly owned subsidiary of Marriott Corporation (the "Acquisition"). The Acquisition was completed in February
1987. (Prior to the completion of the Acquisition, the Company had no significant operations.) The Company is a subsidiary of American Restaurant Group Holdings, Inc., a Delaware corporation ("Holdings").

As of December 28, 1998, the Company operated 224 restaurants located in 16 states, principally California and Texas. The Company operates five restaurant divisions: Black Angus (western-style steakhouses specializing in steak and prime rib), Grandy's (family-oriented, quick-service restaurants specializing in fried and grilled chicken, country-fried steak and country breakfasts), Spoons (casual-style restaurants featuring fajitas, salads and hamburgers), Spectrum (upscale Northern Italian, American and Mexican specialty restaurants) and National Sports Grill (sports-theme restaurants featuring generous portions and microbrewery beers). In addition, as of December 28, 1998, Grandy's franchised 57 restaurants in the southern United States.

DIVISION OVERVIEW

BLACK ANGUS

As of December 28, 1998, Black Angus operated 101 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses located primarily in California, the Pacific Northwest and Arizona. The chain was founded in Seattle in 1964 and is the Company's largest restaurant concept. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and range in size from 6,600 to 12,000 square feet, seating approximately 220 to 350 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

As of December 28, 1992, Black Angus operated 66 in-restaurant lounges which offered disc jockeys, dancing and a focus on the sale of alcoholic beverages during the after-dinner and late-night time periods. While the late-night entertainment business in isolation generated favorable profit margins, management was concerned that this business was negatively affecting the positive, family image of the restaurants and negatively affecting visits by its core customer base of middle-income families and that liability and other expenses associated with the late-night entertainment business were increasing. Black Angus began limiting its late-night entertainment business in 1992 and subsequently, between 1994 and 1998, phased out its late-night entertainment business in 8 to 19 restaurants per year. It currently operates four restaurants with late-night entertainment and does not intend to discontinue these operations because management does not believe that the dining operations at these restaurants have been adversely affected by the late-night entertainment operations.

The Company intends to expand the Black Angus division through the opening of new restaurants.

GRANDY'S

As of December 28, 1998, Grandy's operated 85 family-oriented, quick-service restaurants located primarily in Texas and Oklahoma and franchised an additional 57 restaurants primarily in the southern United States. The chain was founded in Lewisville, Texas in 1973. Grandy's restaurants are generally freestanding and are located near shopping malls or other highly visible, heavily traveled areas. The restaurants range in size from 3,800 to 5,200 square feet and have dining areas, which generally seat 130 to 220 customers. All restaurants offer self-service beverages with free refills, and all but two restaurants have drive-thru service. Grandy's restaurants are generally open from 6:00 a.m. to 10:00 p.m. and serve breakfast, lunch and dinner. Grandy's differentiates itself from its competitors by offering complete home-style meals with limited service. Approximately 51% of Grandy's 1998 revenues were for consumption in the dining room as opposed to take- out.

Grandy's franchise agreements generally require initial fees of $15,000 to $30,000 per restaurant, ongoing royalties of 4% of sales (3% for some older franchises) and advertising expenditures of approximately 4% of sales. Grandy's provides certain support functions for franchisees, including initial training and ongoing monitoring and consultations. The Company does not provide financing for franchisees.

In July 1998, the Company announced a plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants. The Company intends to sell the property and equipment, including applicable lease rights, and enter into franchise agreements with the purchasers.

SPOONS

Spoons, founded in 1978, operated 18 casual-style restaurants as of December 28, 1998, all of which are located in California. Spoons restaurants are generally freestanding, located in heavily traveled areas, ranging in size from 5,500 to 7,800 square feet and seating approximately 200 customers. These full-service restaurants average a 40-minute table turnover and offer booth and table seating in a casual, highly energetic atmosphere. In addition, each restaurant has a lounge area which also serves food. Spoons restaurants are generally open from 11:00 a.m. to 12:00 a.m. and feature the same menu all day.

SPECTRUM

Spectrum, founded in 1970, operated 14 unique, upscale, specialty restaurants as of December 28, 1998, all of which are located in California. All restaurants focus on "authentic" Northern Italian, contemporary American or Mexican cuisine. The division includes four Prego restaurants, two Tutto
Mare restaurants, two MacArthur Park restaurants and six other restaurants which, although operated under different names, generally concentrate on Northern Italian food. Spectrum restaurants vary in size and physical type but are primarily located proximite to concentrations of young professionals and other upper-income customers. The restaurants are generally open from 11:00 a.m. to 12:00 a.m.

NATIONAL SPORTS GRILL

National Sports Grill, founded in 1993, operated six sports-theme restaurants as of December 28, 1998, all of which are located in California. This concept offers a menu featuring generous portions and microbrewery beers and provides multiple video telecasts of national and regional sporting events as well as interactive video games and other sporting-related games. National Sports Grill restaurants are freestanding and generally range in size from 10,000 to 17,000 square feet, seating approximately 200 to 300 customers. The restaurants feature a bar, a dining area, a billiards area and multiple video screens throughout. National Sports Grill restaurants are typically open from 11:00 a.m. to 2:00 a.m.

RESTAURANT OPERATIONS

The Company has five distinct divisions. The Black Angus division is generally managed separately from the other divisions and is organized functionally with separate operations, marketing, finance, real estate and human resources departments. Grandy's and the three smaller divisions are each run independently but share among them certain support functions such as finance, administration and human resources. In addition, the Company generally provides purchasing, cash management, insurance and other treasury functions, and accounting and legal services, on a centralized basis. The Company's corporate headquarters provides strategic direction and approves major capital expenditures, annual budgets and all salaries above a specified level.

The Company's cash management system is highly sophisticated with controls down to the server level. Restaurants are required to make daily deposits of cash and the Company uses a centralized cash concentration system which sweeps all of its cash accounts on a daily basis. There is a central accounts payable and check writing system with roughly 6,900 vendors profiled on the system.

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

General Managers are supervised by District Managers, each of whom is responsible for approximately ten restaurants. District Managers, General Managers, Assistant Managers and Chefs are eligible for bonuses under each division's extra compensation program, for which goals and objectives are established based on the profitability, sales and other factors relating to the restaurants.

PURCHASING AND DISTRIBUTION

To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items. The Company purchases products throughout the United States and abroad through agreements with various food-service vendors. None of the Company's vendors supply the Company exclusively and no material agreements exist. The Company routinely uses public, cold-storage facilities and makes forward commitments in order to establish the availability and price of key food items such as beef and seafood. In order to achieve more favorable terms, the Company concentrates its distribution among certain of its vendors but believes that it could replace any of these distributors, if necessary, on a timely basis.

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

EMPLOYEES

At December 28, 1998, the Company employed approximately 10,600 persons, of whom approximately 9,700 were hourly employees in restaurants, approximately 700 were salaried employees in restaurants (Managers and Chefs) and approximately 200 were hourly and salaried employees in divisional and corporate management and administration. Approximately 72% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). None of the Company's facilities are unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

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

ITEM 2.                           PROPERTIES

Of the 224 restaurants operated by the Company on December 28, 1998, the Company owns the land and building for four, owns the building and leases the land for 76, and leases both land and building for the remaining 144 restaurants. In addition, the Company currently leases the land for six, and leases both the land and the building for nine restaurants which are now closed. (Nine of these closed restaurants are subleased to others.) Most of the Company's restaurants are freestanding and range from approximately 4,000 square feet for a Grandy's restaurant to as much as 17,000 square feet for the Company's other restaurants. Most of the Company's leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance and other expenses.

In addition, the Company owns the land and building for the Grandy's headquarters in Lewisville, Texas, and leases office space for its other divisions and corporate headquarters in Los Altos and Newport Beach, California.

The following table sets forth, as of December 28, 1998, the number of Company-operated restaurants by division and state of operation:

                                                     DIVISION
                             ----------------------------------------------------------
                                                                                NATIONAL       TOTAL
STATE                        BLACK                                               SPORTS       NUMBER OF
                             ANGUS       GRANDY'S      SPOONS     SPECTRUM       GRILL       RESTAURANTS
                             -----       --------      ------     --------       -----       -----------
California                     56           --           18           14            6           94
Texas                          --           61           --           --           --           61
Oklahoma                       --           15           --           --           --           15
Washington                     10           --           --           --           --           10
Arizona                         9           --           --           --           --            9
Minnesota                       6           --           --           --           --            6
Colorado                        5           --           --           --           --            5
Kansas                         --            5           --           --           --            5
Oregon                          5           --           --           --           --            5
Indiana                         3           --           --           --           --            3
Florida                        --            3           --           --           --            3
Hawaii                          2           --           --           --           --            2
Nevada                          2           --           --           --           --            2
New Mexico                      1            1           --           --           --            2
Alaska                          1           --           --           --           --            1
Utah                            1           --           --           --           --            1
                              ---          ---          ---          ---          ---          ---
Total                         101           85           18           14            6          224
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


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company in the fourth quarter of 1998.


                                    PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

As of March 1, 1999, there were six record holders of the outstanding shares of the Company's common stock. There is currently no market for the Company's common stock, nor is such anticipated in the near future. The Company has never paid dividends to its common stockholders and currently has no plans to do so.

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE

As of March 1, 1999, there were six record holders of the 37,885 outstanding shares of the Company's cumulative preferred stock. Dividends accrue at a rate of 12% per annum, payable semiannually on February 15 and August 15 of each year. The Company may, at its option, pay dividends in cash or in additional shares of cumulative preferred stock. Stock dividends of 2,000 and 2,224 shares were paid on August 15, 1998 and February 15, 1999, respectively. There is currently no market for the Company's cumulative preferred stock, nor is such anticipated in the near future.

ITEM 6.                     SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five periods ended December 28, 1998 has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                   Year ended (1)
                                     ---------------------------------------------------------------------
                                       Dec. 26,      Dec. 25,       Dec. 30,       Dec. 29,       Dec. 28,
                                        1994           1995          1996(2)         1997           1998
                                     ---------      ---------      ---------      ---------      ---------
                                                               (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus ..................     $ 253,634      $ 243,624      $ 254,946      $ 264,175      $ 265,536
  Grandy's .....................       109,301        101,839         90,962         78,832         70,799
  Other concepts ...............        97,471        100,503         99,516         97,032         90,593
                                     ---------      ---------      ---------      ---------      ---------
        Total revenues .........       460,406        445,966        445,424        440,039        426,928

RESTAURANT COSTS:
  Food and beverage ............       142,828        138,270        141,032        140,015        135,873
  Payroll ......................       136,151        134,532        137,104        133,732        130,242
  Direct operating .............       108,382        110,399        114,589        110,502        106,449
  Depreciation and
    amortization ...............        26,400         22,819         20,386         19,627         14,638
                                     ---------      ---------      ---------      ---------      ---------
      Total restaurant costs ...       413,761        406,020        413,111        403,876        387,202

General and administrative
  expenses .....................        31,027         31,360         28,086         29,360         22,357

Non-cash charge for impairment
  of long-lived assets .........            --         20,178         13,205          3,047          1,415

Grandy's Franchise Conversion:
  Non-cash charge for assets to
    be disposed ................            --             --             --             --          5,034

Operating profit (loss) ........        15,618        (11,592)        (8,978)         3,756         10,920

Interest expense, net ..........        27,691         28,004         27,714         23,985         20,269

Net loss before
  extraordinary gain (loss) ....       (12,130)       (39,662)       (36,773)       (20,292)        (9,416)

Extraordinary gain (loss) on
  extinguishment of debt .......            --             --         (1,688)            --          9,559

Net income (loss) ..............     $ (12,130)     $ (39,662)     $ (38,461)     $ (20,292)     $     143

BALANCE SHEET DATA:
Plant and equipment, net .......       181,496        171,030        101,169         92,322         90,565
Total assets ...................       282,438        249,053        172,129        152,011        150,459
Long-term obligations,
  including current portion ....       226,394        233,011        182,137        181,399        167,443
Cumulative preferred stock,
  manditorily redeemable........            --             --             --             --         36,801
Redeemable cumulative
  preferred stock ..............            --             --             --             --             --
Common stockholders'
  equity (deficit) .............       (20,437)       (60,099)       (91,446)      (111,738)      (119,175)


----------------------

(1) The Company's obligations under its 11.5% senior secured notes due 2003 (the "Notes") are guaranteed by each of its direct subsidiaries (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because the Subsidiary Guarantors are unconditionally jointly and severally liable for the obligations of the Company under the Notes pursuant to such guarantees. The aggregate net assets, earnings and equity of such Subsidiary Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

(2)      The year ended December 30, 1996 included 53 weeks.


ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 30, 1996, December 29, 1997 and December 28, 1998:

Revenues. Total revenues decreased 1.2% from $445.4 million in 1996 to $440.0 million in 1997 followed by a 3.0% decrease to $426.9 million in 1998. The year ended December 30, 1996 included a 53rd week which added $6.9 million to total revenues. Same-store-sales for 1998 decreased 0.6% from 1997. Two new restaurants opened during 1998 were offset by the closure of nine restaurants. There were 247, 231 and 224 restaurants operating at the end of 1996, 1997 and 1998, respectively.

Black Angus revenues increased 3.6% from $254.9 million in 1996 to $264.2 million in 1997 and then increased 0.5% to $265.5 million in 1998. The increase in 1998 was primarily due to a $7.8 million increase in same-store-sales (excluding late-night entertainment) and a $1.5 million increase resulting from the addition of four new restaurants in the first quarter of 1997 and the second quarter of 1998. This increase was partially offset by a $5.1 million decrease from four restaurants which closed at the end of the leases and a $2.9 million decrease due to the closure of late-night entertainment at eight restaurants. Same-store-sales increased 3.3% (increased 2.0% including late-night entertainment) in 1998.

Grandy's revenues decreased 13.3% from $91.0 million in 1996 to $78.8 million in 1997 followed by a 10.2% decrease to $70.8 million in 1998. The decrease in 1998 resulted from a $4.9 million, or a 6.7%, decline in same-store-sales from de-emphasizing discounted sales and a $2.3 million decline due to the closure of 18 restaurants in the second half of 1997 and in 1998. Franchise income decreased $0.8 million related to a non-recurring international franchise fee in 1997. Franchise revenues were $2.0 million, $2.6 million and $1.8 million in 1996, 1997 and 1998, respectively.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 2.5% from $99.5 million in 1996 to $97.0 million in 1997 and then decreased 6.6% to $90.6 million in 1998. Revenues declined $4.7 million due to the closure of six restaurants in 1997 and 1998 and a $2.6 million decrease in same-store-sales. The decrease was partially offset by $0.9 million related to the opening of one new restaurant in 1998.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased slightly from 31.7% in 1996 to 31.8% in 1997 and remained constant at 31.8% in 1998.

Payroll Costs. As a percentage of revenues, labor costs decreased from 30.8% in 1996 to 30.4% in 1997 and then increased slightly to 30.5% in 1998.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased from 25.7% in 1996 to 25.1% in 1997 and then decreased to 24.9% in 1998. The decrease was primarily a result of lower occupancy costs related to the ending of certain equipment leases and disposition of closed units as well as lower general liability expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, division and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 4.6% in 1996 to 4.5% in 1997 and then decreased to 3.4% in 1998. The decrease in 1998 was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in the first quarter of 1998.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 6.3% in 1996, 6.7% in 1997 and 5.2% in 1998. The decrease in 1998 was primarily due to a $3.5 million decrease in corporate overhead resulting from the Company's strategy to reduce corporate salaries and expenses which was implemented in late 1997 and a $3.4 million decrease in non-cash charges for costs associated with closed restaurants. In addition, 1997 included a legal settlement of $0.9 million. The decrease was partially offset by a $0.8 million charge related to international franchise activities.

Non-Cash Charge for Impairment of Long-Lived Assets. In December 1998 certain assets, including fixed assets and certain related intangible assets, were valued at less than their historic costs and resulted in a non-cash charge of $1.4 million. This non-cash charge was 0.3% of revenues. Similar non-cash charges of $13.2 million and $3.0 million were recorded in 1996 and 1997, respectively.

Non-Cash Charge for Assets to be Disposed. In conjunction with the plan announced in July 1998 to convert a majority of company-owned Grandy's restaurants to franchised restaurants, the Company recognized a $5.0 million non-cash charge related to fixed assets and certain intangible assets valued at less than their historical costs.

Operating Profit. As a result of the items discussed above, operating profit improved from an operating loss of $9.0 million in 1996 to an operating profit of $3.8 million in 1997 and then improved to an operating profit of $10.9 million in 1998 (an operating profit of $4.2 million, $6.8 million and $17.4 million in 1996, 1997 and 1998, respectively, before the non-cash charge for impairment of long-lived assets and the non-cash charge for assets to be disposed). The Company's divisions are not uniform in revenues, size or profitability. For example, for the fiscal year ended 1998, Black Angus had an operating profit of $23.6 million, Grandy's had an operating loss of $1.3 million and the Other Concepts had a net operating profit of $2.0 million. These amounts exclude non-cash charges and certain corporate general and administrative expenses.

Interest Expense - Net. Interest expense decreased from $27.7 million in 1996 to $24.0 million in 1997 and then decreased to $20.3 million in 1998. The average interest rate on Company borrowings was 11.7%, 12.3% and 11.7% for 1996, 1997 and 1998, respectively. Average borrowings (excluding capitalized lease obligations) decreased from $208.2 million in 1996 to $171.7 million in 1997 and then decreased to $161.6 million in 1998. Average borrowings declined in 1998 due to the recapitalization plan (the "Recapitalization Plan") described below.

Income Taxes. Income taxes decreased from a provision of $81,000 in 1996 to $63,000 in 1997 and then increased to $67,000 in 1998. The provisions represent amounts provided for certain minimum state income taxes.

Extraordinary Gain/Loss. The Company recognized an extraordinary gain of $9.6 million on the extinguishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998. An extraordinary loss of $1.7 million occurred in 1996 with the extinguishment of a prior term loan. This extraordinary loss resulted from a non-cash charge to expense for capitalized debt costs associated with the debt repaid. There were no extraordinary gains or losses in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of December 28, 1998, the Company had cash of approximately $8.8 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 28, 1998, the Company had a working capital deficit of $39.6 million.

The Company estimates that capital expenditures of $6.0 million to $10.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures were $13.3 million in 1996, $4.6 million in 1997, and $12.3 million in 1998. New store capital expenditures included in these amounts were $4.8 million, $0.4 million and $1.9 million for 1996, 1997 and 1998, respectively. The Company estimates that capital expenditures in 1999 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

On February 25, 1998 the Company completed the Recapitalization Plan which included, among other things, the issuance by the Company of (a) $155.0 million of the 11.5% senior secured notes due 2003 (the "Notes") and (b) 35,000 preferred stock units of the Company, each unit consisting of $1,000 initial liquidation preference of 12% senior pay-in-kind manditorily redeemable cumulative preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share. The value of the Company's common stock warrants is de minimis.

Also as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126.4 million together with accrued and penalty interest and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the aggregate principal amount of $45.0 million together with accrued and penalty interest, and canceled the related warrants to purchase common stock of Holdings, and (c) established a $15.0 million revolving credit facility to include letters of credit. Letters of credit outstanding as of March 1, 1999, were $4.3 million. A quarterly fee of 0.5% per annum is payable on the unused portion of the revolving credit facility and a fee of 2.5% per annum is payable on outstanding letters of credit.

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

Substantially all assets of the Company are pledged to its senior lenders. In addition, the Subsidiary Guarantors have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.

Although the Company is highly leveraged, based upon current levels of operations and anticipated growth, the Company expects that cash flows generated from operations together with its other available sources of liquidity will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements for the next several years. However, the Company does not expect to generate sufficient cash flow from operations in the future to pay the Notes upon maturity and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing or possibly sell assets.

As a result of the Recapitalization Plan and the change in ownership, the Company's net operating loss carryforwards were reduced from $139.8 million to $125.8 million under the applicable provision of the Internal Revenue Code of 1996, as amended.

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

The Company believes it and its material suppliers will resolve their Year 2000 issues in a timely fashion. However, if the Company or its material suppliers do not become Year 2000 compliant, the Company could suffer a material adverse effect on its business, results of operations and financial condition. The Company believes it is unlikely any of these events will result, but there can be no such assurance. The Company currently has no contingency plan to handle the occurrence of these events and does not currently intend to create one.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information was issued in June 1997. The Company adopted SFAS No. 131 as of December 28, 1998. The Company is reporting three restaurant segments: "Black Angus", "Grandy's" and "Other Concepts". Other Concepts include the Company's Spoons, Spectrum, National Sports Grill and former Velvet Turtle divisions.

SOP No. 98-5 Reporting on the Costs of Start-up Activities was issued in April 1998. SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Although not material to the Company's financial position or results of operations, any previously deferred preopening costs were expensed as of the end of fiscal year 1998. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the adoption of SOP No. 98-5 will materially affect the Company's financial statements.

EITF No. 98-9 Accounting for Contingent Rents in Interim Financial Periods was issued in May 1998. The Company has adopted EITF No. 98-9 and such adoption has not materially affected the Company's financial statements.

MARKET RISK EXPOSURE

The Company is generally not exposed to market risks related to fluctuations in interest rates on its debt because all of the Company's debt is at fixed rates. Changes in interest rates affect the fair market value of fixed rate debt, but not the Company's earnings or cash flows. The Company generally cannot prepay fixed rate debt prior to maturity; therefore, interest rate risk and changes in fair market value would not have a significant impact on its fixed rate debt until the Company refinances such debt.

The Company is exposed to market risks related to fluctuations in interest rates on short-term borrowings on its revolving credit facility. Although the Company may borrow on its revolver from time to time, no amounts were outstanding at year end. Even if the entire revolving credit facility were outstanding for the entire year, a one percentage point increase in interest rates would only result in an increase in interest expense of approximately $114,000.

The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. For all these reasons, the Company does not believe future market rate risks will have a material impact on the Company or the results of its future operations.

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:


            NAME                                 AGE                 POSITION WITH COMPANY
            ----                                 ---                 ---------------------

     Anwar S. Soliman                             61        Chairman, Chief Executive Officer,
                                                            Director
     Ralph S. Roberts                             56        President, Chief Operating Officer,
                                                            Director
     William J. McCaffrey, Jr.                    52        Vice President
     Wilfred H. Partridge                         69        Vice President - Purchasing
     Patrick J. Kelvie, Esq.                      47        Vice President, Secretary and General     Counsel
     Ken A. Di Lillo                              44        Vice President - Finance, Treasurer and  Assistant
                                                            Secretary
     Robert D. Beyer                              39        Director
     George G. Golleher                           51        Director
     M. Brent Stevens                             38        Director


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

Ralph S. Roberts. Mr. Roberts has served as a Director of the Company since 1991 and has served as the President and Chief Operating Officer of the Company since 1986. Mr. Roberts has over 30 years of experience in the restaurant industry and before joining the Company was Deputy Group Executive of Operations of the Grace Restaurant Group and Vice President of Grace. Prior to joining Grace in 1980, he was Vice President of the Stouffer Restaurant Division and President and co-founder of the Rusty Scupper restaurants. Mr. Roberts received a B.A. from Princeton University.

William J. McCaffrey, Jr. Mr. McCaffrey has served as Vice President since 1986 and as Chief Financial Officer of Black Angus since June 1998. Mr. McCaffrey served as a Director of the Company from 1991 to 1998 and as the Chief Financial Officer, Treasurer and Assistant Secretary of the Company from 1986 to 1998. Prior thereto he was Chief Financial Officer of the Grace Restaurant Group, having spent 12 years with Grace. For eight years, Mr. McCaffrey was assistant to the Chief Executive Officer of Grace. He received a B.S., M.E. from the University of Notre Dame and an M.B.A. from Harvard University.

Wilfred H. Partridge. Mr. Partridge served as Vice President responsible for purchasing and distribution for the Company 1986 through 1998. Mr. Partridge has extensive experience in the restaurant industry encompassing purchasing, production and distribution, as well as restaurant operations, and was President of Grace Restaurant Services before joining the Company. Mr. Partridge served as Vice President of Purchasing, Production and Distribution with Marriott Corporation (Bob's Big Boy Division) for 19 years. He served as Director of Manufacturing and

Distribution for Foodmaker Company (Jack-in-the-Box) and also operated his own restaurants in the San Diego area. He received a B.A. in Commercial Science from Benjamin Franklin University.

Patrick J. Kelvie. Mr. Kelvie has served as General Counsel of the Company since 1987 and Secretary of the Company since 1989. Mr. Kelvie was elected as Vice President of the Company in 1998. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary of the Company. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation. Mr. Kelvie received a B.A. from the University of California at Berkeley and a J.D. from Harvard Law School.

Ken A. Di Lillo. Mr. Di Lillo was elected as the Treasurer and Assistant Secretary of the Company in 1998. Mr. Di Lillo has served as the Vice President
- Finance of the Company since June 1998 and as Corporate Controller since 1989. Prior thereto, he was Corporate Manager - Financial Reporting at Nissan Motor Acceptance Corporation ("NMAC"), having spent six years with NMAC. Mr. Di Lillo received a B.B.A. from Cleveland State University and is a Certified Public Accountant registered by the Accountancy Board of Ohio.

Robert D. Beyer. Mr. Beyer was elected as a Director of the Company in 1998. Mr. Beyer has served as Group Managing Director of Trust Company of the West ("TCW") since 1995. Mr. Beyer was Co-Chief Executive Officer of Cresent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1986 to 1991, Mr. Beyer was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated. From 1983 to 1986, Mr. Beyer was a member of the Investment Banking Department of Bear, Stearns & Co., Inc. Mr. Beyer is also a Director of Fred Meyer, Inc., and a commissioner of the Los Angeles City Employees Retirement System.

George G. Golleher. Mr. Golleher was elected as a Director of the Company in 1998. Mr. Golleher was Chief Executive Officer of Ralphs Grocery Company ("Ralphs") January 1996 to July 1998 and was Vice Chairman from June 1995 to January 1996. Mr. Golleher was a Director of F4L Supermarkets since its inception in 1989 and was the President and Chief Operating Officer of F4L Supermarkets from January 1990 until its merger with Ralphs. From 1986 through 1989, Mr. Golleher served as Senior Vice President - Finance and Administration of the Boys Markets, Inc. Mr. Golleher served as a Director of Dominick's Finer Foods, Inc. from March 1995 until October 1996 and currently serves as a Director of Fred Meyer, Inc., Koo Koo Roo Enterprises, Inc., and Santee Dairy.

M. Brent Stevens. Mr. Stevens was elected as a Director of the Company in 1999. Mr. Stevens has served as Managing Director of Jefferies & Company, Inc. since 1997. From 1993 to 1996, Mr. Stevens was Senior Vice President at Jefferies & Company, Inc.

ITEM 11.                                           EXECUTIVE COMPENSATION

The following table sets forth the cash compensation for services rendered in all capacities which the Company paid to or accrued for the Chief Executive Officer and each of the other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE


                                                                                 LONG-TERM COMPENSATION
                                                                            -------------------------------
                       ANNUAL COMPENSATION                                     AWARDS               PAYOUTS
------------------------------------------------------------------------    ---------------------   -------
                                                                 OTHER                     NUMBER                     ALL
                                                                 ANNUAL     RESTRICTED      OF                       OTHER
    NAME AND                                                     COMPEN-      STOCK       OPTIONS/     LTIP         COMPEN-
PRINCIPAL POSITION             YEAR       SALARY     BONUS      SATION(a)    AWARD(s)       SARS      PAYOUTS       SATION(b)
-------------------------------------------------------------------------   ---------------------------------       --------
ANWAR S. SOLIMAN               1998    $   740,188        0     $105,626        --          --           --       $  37,907
(CHAIRMAN AND CEO)             1997        945,793        0       99,975        --          --           --          24,300
                               1996      1,233,640        0       96,125        --          --           --          24,303

RALPH S. ROBERTS               1998        422,961        0       53,073        --          --           --          13,050
(PRESIDENT AND COO)            1997        558,181        0       50,360        --          --           --          13,050
                               1996        704,935        0       48,295        --          --           --           8,351

WILLIAM J. MCCAFFREY, JR.      1998        195,000        0        3,850        --          --           --          16,931
(VICE PRESIDENT)               1997        252,500        0        3,850        --          --           --          17,525
                               1996        325,000        0        5,680        --          --           --          14,846

WILFRED H. PARTRIDGE           1998        174,000   50,000        5,900        --          --           --           6,289
(VICE PRESIDENT-               1997        225,308        0        5,900        --          --           --           7,038
  PURCHASING)                  1996        290,000        0        7,610        --          --           --           5,754

PATRICK J. KELVIE              1998        195,000        0            0        --          --           --           1,575
(VICE PRESIDENT,               1997        188,070   30,000            0        --          --           --           1,512
SECRETARY AND                  1996        175,000        0            0        --          --           --           1,312
GENERAL COUNSEL)

-----------------------

(a) Amounts shown are for reimbursement during the fiscal year for the payment of premiums and income taxes thereon relating to executive life and disability plans. In addition, Holdings and the Company maintain key man life insurance policies for the benefit of Holdings and the Company on Messrs. Soliman and Roberts.

(b) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $37,907, $13,050, $15,552 and $5,040 for Messrs. Soliman, Roberts, McCaffrey and Partridge, respectively; and Company matching contributions to a 401(k) plan of $1,379, $1,249 and $1,575 for Messrs. McCaffrey, Partridge and Kelvie, respectively.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to each executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                                             BASE        TERMINATION
NAME OF INDIVIDUAL              CAPACITY IN WHICH SERVED                                     SALARY          DATE
------------------              ------------------------                                     ------          ----

Anwar S. Soliman                Chairman and Chief Executive Officer                      $  740,184      12/31/99
Ralph S. Roberts                President and Chief Operating Officer                        422,961      12/31/99

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

SAVINGS PLAN

The Company currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $9,500 for 1998). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump sum form. Distributable benefits are based on the value of the participant's individual account balance which is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 1998, 100% of the Company matching contributions were vested for Messrs.
McCaffrey, Partridge and Kelvie.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock (as if the Warrants and any other outstanding warrants were exercised), as of March 1, 1999, by (i) each of the Company's directors, (ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person believed by the Company to own beneficially more than 5% of the Company's outstanding common stock. Pursuant to the Voting Trust Agreement, Anwar S. Soliman controls Holdings and, accordingly, together with his direct ownership of common stock and the New Voting Trust Agreement (as described below), effectively controls the voting of all (without giving effect to the exercise of Warrants and any other outstanding warrants) the outstanding common stock, subject to the terms of the Securityholders Agreement as described below.

                                            Amount and Nature of             Percent of                  Percent of
Name and Address                            Beneficial Ownership          Outstanding Class           Diluted Class (1)
----------------                            --------------------          -----------------           -----------------
Anwar S. Soliman                              19,990(2)                         15.6%                        8.6%
Roberts Family Limited
  Partnership                                  9,702                             7.6                         4.2
William J. McCaffrey, Jr.                      2,426                             1.9                         1.0
Wilfred H. Partridge                           2,426                             1.9                         1.0
Patrick J. Kelvie                                387                             0.3                         0.2
Ken A. Di Lillo                                   --                              --                          --
Robert D. Beyer(3)                                --                              --                          --
George G. Golleher(4)                             --                              --                          --
M. Brent Stevens(5)                               --                              --                          --
American Restaurant Group
  Holdings, Inc.(6)                           93,150                            72.7                        40.0
All directors and officers
  of the company
as a group(8 persons)                         34,931                            27.3                        15.0
TCW Investors(7)                              55,558 (8)                          -                         23.9


(1)      Gives effect to the exercise of all outstanding warrants.

(2) Does not include 14,941 shares of the common stock which Mr. Soliman is deemed to be the owner of pursuant to the New Voting Trust Agreement.

(3) Does not include shares deemed to be beneficially owned by the TCW Investors (as defined herein). Robert D. Beyer is a Group Managing Director of TCW, of which TCW Group (see footnote 7) and the TCW Investors are affiliates. Mr. Beyer shares investment power for the following TCW Investors: TCW Shared Opportunity Fund II L.P., TCW Leveraged Income Trust, L.P. and TCW Shared Opportunity Fund IIB, LLC. See footnote 6.

(4) George G. Golleher was elected Director of the Company, as nominee of the TCW Investors.

(5) Does not include shares deemed to be beneficially owned by Jefferies & Company, Inc.

(6) Anwar S. Soliman owns 228,577 shares of Holdings common stock, representing 46.4% of the outstanding common stock of Holdings. In addition, Mr. Soliman is deemed to be the owner, pursuant to the Voting Trust Agreement, of an additional 175,963 shares of Holdings common stock.

(7) TCW Shared Opportunity Fund II., L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB , LLC.

(8) Represents warrants which are immediately exercisable at a nominal price per share. Includes warrants beneficially owned by the TCW Investors and of which TCW Asset Management Company and certain affiliates which control voting and investment power in their capacity as general partner, investment manager or manager of the TCW Investors (the "TCW Group"), disclaims beneficial ownership.

All of the Company's Management Stockholders have entered into a voting trust agreement (the "New Voting Trust Agreement") dated February 25, 1998 in accordance with which Anwar S. Soliman, Chairman and Chief Executive Officer of the Company, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of August 15, 2005 or the earlier termination of the New Voting Trust Agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 86.9% of the outstanding shares of Company's common stock (approximately 47.8% on a diluted basis). In addition, the Management Stockholders have entered into other agreements pursuant to which such holders were granted registration rights substantially identical to the rights granted to the holders of the Warrants pursuant to the Securityholders' Agreement. Each of the Management Stockholders is also party to a subscription agreement with Holdings which provides such stockholder certain rights with respect to shares of Holdings common stock held by such stockholder.

As of March 1, 1999, holders of the Company's preferred stock held warrants for 41% of the common stock on a diluted basis.

STOCK OPTION PLANS

The Company is in the process of adopting a stock option plan for the grant of options to the management of the Company and select employees of the Company and its subsidiaries. The Company expects the plan will provide for options for up to 15% of the fully diluted number of shares of common stock of the Company.

SECURITYHOLDERS AGREEMENT

In connection with the Recapitalization Plan, each of Holdings, the Management Stockholders, Jefferies & Company, Inc. (the "Initial Purchaser" of the Notes), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB, LLC (collectively, the "TCW Investors") and TCW Asset Management Company entered into a securityholders agreement concerning the Company (the "Securityholders Agreement"). The Securityholders Agreement provides that the parties will agree to vote all of their shares of the Company's equity securities so that the composition of the Company's Board of Directors consists of five members, two of whom will be management nominees, two of whom will be nominees of the TCW Investors and one of whom, the Remaining Director, will be an independent director designated by the Initial Purchaser; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company's common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company's common stock being listed for trading on any of the New York Stock Exchange, the NASDAQ National Market or the American Stock Exchange (the "Public Company Date") the TCW Investors and management will mutually choose the Remaining Director and the Initial Purchaser will no longer have any right to designate a director. The Securityholders Agreement does not limit the rights of the holders of the preferred stock under the Certificate of Designation to elect additional directors to serve on the Company's Board of Directors in certain circumstances.

The Securityholders Agreement also provides that (i) in the event that Holdings sells or transfers any of its shares of Company equity securities, directly or indirectly, TCW Investors will have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings' sale or transfer, (ii) TCW investors will have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Securityholders Agreement (other than Management Stockholders) to purchase the equity securities being sold; and (iii) TCW Investors have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of any capital stock of the Company's Subsidiaries, a sale of a material amount of the assets and properties of the Company, transactions with affiliates and amendments to the Company's Certificate of Incorporation and Bylaws. In addition, the Securityholders Agreement provides that certain of the TCW Investors' purchasers will receive payments from the Company with respect to withholding obligations as a result of their ownership of the preferred stock, which amount shall not exceed $125,000 per year. None of the rights under the Securityholders Agreement are transferable by TCW Investors.



ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.           EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(c)      List of Exhibits

       Exhibit No.                            Description
       -----------                            -----------
                        >
       2.1           Purchase Agreement dated as of September 11, 1996 by and
                     between ARG Property Management Corporation and ARG
                     Enterprises, Inc. and ARG Properties I, LLC.***

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

       2.10          Guaranty of Lease dated September 11, 1996 by ARG
                     Enterprises, Inc. as Tenant and Safeway Inc. as
                     Landlord.***

       3.1           Amended and Restated Certificate of Incorporation of the
                     Company filed with the Secretary of State of Delaware on July 23, 1991.*

       3.2           Certificate of Amendment to Amended and Restated
                     Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992. *

       3.3           Amended and Restated Certificate of Incorporation of the
                     Company filed with the Secretary of State of Delaware on February 23, 1998. ****

       3.4           By-Laws of the Company. *

       4.1 Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as
                     Trustee (including specimen certificate of 11.5% Senior
                     Secured Note due 2003). ****

       4.2           Warrant Agreement dated as of February 25, 1998 between
                     the Company and U.S. Trust Company of California, N.A., as
                     warrant agent (including specimen certificate of Warrant).
                     ****

       4.3           Registration Rights Agreement dated as of February 25,
                     1998 between the Company and Jefferies & Company, Inc.
                     ****

       4.4 Securityholders' and Registration Right Agreement dated as of February 25, 1998 between the Company and Jefferies &
                     Company, Inc., as purchaser. ****

       4.5           Management Registration Right Agreement dated as of
                     February 28, 1998 between the Company and the Management
                     Stockholders. ****

       4.6 Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998. ****

       4.7 Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998. ****

       4.8           Form of Indenture relating to the 12% Senior Subordinated
                     Debentures to be entered into between the Company and a trustee (including specimen certificate of 12% Senior
                     Subordinated Debenture due 2003). *****

       9.1 Common Stock Voting Trust and Transfer Agreement dated as of February 24, 1998 among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee. ****

       9.2 Securityholders Agreement dated as of February 25, 1998 among the Company, American Restaurant Group Holdings,
                     Inc., Jefferies & Company, Inc., TCW Asset Management
                     Company and the Management Stockholders. ****

       10.1          Amended and Restated Employment Agreement dated as of
                     December 14, 1993 between the Company and Anwar S.
                     Soliman. **

       10.2          Amended and Restated Employment Agreement dated as of
                     December 14, 1993 between the Company and Ralph S.
                     Roberts. **

       21.1          Subsidiaries of the Company. **

       27.1          Financial Data Schedule

-------------------

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

       ****          Incorporated by reference to the Registrant's Annual
                     Report on Form 10-K dated December 29, 1997 filed with the
                     Securities and Exchange Commission on March 30, 1998.

       *****         Incorporated by reference to the Registrant's Registration
                     Statement No. 333-55861 on Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July
                     29, 1998.


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


 /S/ ANWAR S. SOLIMAN                                 Chairman, Chief Executive              March 29, 1999
--------------------------------                         Officer and Director
     Anwar S. Soliman                              (Principal Executive Officer)



  /s/ KEN A. DI LILLO                                      Treasurer and                     March 29, 1999
--------------------------------                        Assistant Secretary
      Ken A. Di Lillo                                   (Principal Financial
                                                       and Accounting Officer)


 /s/  RALPH S. ROBERTS                             President, Chief Operating                March 29, 1999
--------------------------------                      Officer and Director
      Ralph S. Roberts


 /s/  ROBERT D. BEYER                                         Director                       March 29, 1999
--------------------------------
      Robert D. Beyer


 /s/  GEORGE G. GOLLEHER                                      Director                       March 29, 1999
--------------------------------
      George G. Golleher


 /s/  M. BRENT STEVENS                                        Director                       March 29, 1999
--------------------------------
      M. Brent Stevens


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
Report of Independent Public Accountants..................................................................         F-2

Consolidated Balance Sheets as of December 29, 1997
         and December 28, 1998............................................................................         F-3

Consolidated Statements of Operations for the Years Ended
         December 30, 1996, December 29, 1997
         and December 28, 1998............................................................................         F-5

Consolidated Statements of Common Stockholder's
         Equity for Years Ended December 30, 1996,
         December 29, 1997 and December 28, 1998..........................................................         F-6

Consolidated Statements of Cash Flows for Years
         Ended December 30, 1996, December 29, 1997
         and December 28, 1998............................................................................         F-7

Notes to Consolidated Financial Statements................................................................         F-8


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 29, 1997 and December 28, 1998, and the related consolidated statements of operations, common stockholder's equity (deficit) and cash flows for the years ended December 30, 1996, December 29, 1997 and December 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 29, 1997 and December 28, 1998, and the results of their operations and their cash flows for the years ended December 30, 1996, December 29, 1997 and December 28, 1998, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP


Orange County, California
March 19, 1999

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 29, 1997 AND DECEMBER 28, 1998

ASSETS
                                             December 29,        December 28,
                                                1997                1998
                                             ------------        ------------
CURRENT ASSETS:
  Cash                                      $  5,737,000        $  8,832,000
  Accounts receivable, net of
    reserve of $916,000 and
    $602,000 at December 29, 1997
    and December 28, 1998,
    respectively                               5,606,000           4,504,000
  Notes receivable                             1,000,000             300,000
  Inventories                                  5,893,000           5,716,000
  Prepaid expenses                             3,142,000           3,108,000
                                            ------------        ------------

         Total current assets                 21,378,000          22,460,000
                                            ------------        ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                   5,610,000           5,485,000
  Buildings and leasehold
    improvements                             110,800,000         112,280,000
  Fixtures and equipment                      85,603,000          84,774,000
  Property held under capital
    leases                                    12,375,000          11,634,000
  Construction in progress                     1,827,000           2,250,000
                                            ------------        ------------

                                             216,215,000         216,423,000
  Less-- Accumulated depreciation            123,893,000         125,858,000
                                            ------------        ------------

                                              92,322,000          90,565,000
                                            ------------        ------------
OTHER ASSETS:
  Intangible assets                           12,375,000          11,334,000
  Deferred debt costs                         21,692,000          10,818,000
  Leasehold interests                          9,666,000           9,518,000
  Franchise rights                             6,024,000           3,945,000
  Liquor licenses and other                    6,857,000           6,447,000
  Cost in excess of net assets
    acquired                                  12,332,000          11,219,000
                                            ------------        ------------

                                              68,946,000          53,281,000
  Less-- Accumulated amortization             30,635,000          15,847,000
                                            ------------        ------------

                                              38,311,000          37,434,000
                                            ------------        ------------

         Total assets                       $152,011,000        $150,459,000
                                            ============        ============


           (consolidated balance sheets continued on following page)

 The accompanying notes are an integral part of these consolidated statements.


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                             December 29,           December 28,
                                                                 1997                   1998
                                                           -------------           -------------
CURRENT LIABILITIES:
  Accounts payable                                         $  29,420,000           $  22,937,000
  Accrued liabilities                                         18,021,000              18,299,000
  Accrued insurance                                           11,251,000               4,243,000
  Accrued interest                                             7,514,000               7,033,000
  Accrued payroll costs                                       10,861,000               8,194,000
  Current portion of obligations
    under capital leases                                         926,000                 950,000
  Current portion of long-term debt                              537,000                 421,000
                                                           -------------           -------------

         Total current liabilities                            78,530,000              62,077,000
                                                           -------------           -------------

LONG-TERM LIABILITIES, net of current portion:
    Obligations under capital leases                           7,517,000               6,566,000
    Long-term debt                                           172,419,000             159,506,000
                                                           -------------           -------------

         Total long-term
           liabilities                                       179,936,000             166,072,000
                                                           -------------           -------------

DEFERRED GAIN                                                  5,283,000               4,684,000
                                                           -------------           -------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                                --              36,801,000
                                                           -------------           -------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                                   --                      --

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                                   --                      --

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    1,000,000 shares authorized;
    93,150 and 128,081 shares
    issued and outstanding at
    December 29, 1997 and
    December 28, 1998, respectively                                1,000                   1,000
  Paid-in capital                                             63,246,000              55,666,000
  Accumulated deficit                                       (174,985,000)           (174,842,000)

         Total common stockholders'
           deficit                                          (111,738,000)           (119,175,000)
                                                           -------------           -------------

         Total liabilities and
           common stockholders'
           equity                                          $ 152,011,000           $ 150,459,000
                                                           =============           =============



The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 30, 1996, DECEMBER 29, 1997

                             AND DECEMBER 28, 1998



                                                                         Year ended
                                                 -----------------------------------------------------------
                                                   December 30,           December 29,          December 28,
                                                      1996                   1997                   1998
                                                  ------------           ------------          -------------

REVENUES                                          $445,424,000           $440,039,000           $426,928,000
                                                  ------------           ------------          -------------
RESTAURANT COSTS:
  Food and beverage                               141,032,000             140,015,000             135,873,000
  Payroll                                         137,104,000             133,732,000             130,242,000
  Direct operating                                114,589,000             110,502,000             106,449,000
  Depreciation and amortization                    20,386,000              19,627,000              14,638,000

GENERAL AND ADMINISTRATIVE EXPENSES                28,086,000              29,360,000              22,357,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                             13,205,000               3,047,000               1,415,000

GRANDY'S FRANCHISE CONVERSION
  PROGRAM:
  Non-cash charge for assets to
    be disposed                                            --                      --               5,034,000
                                                -------------           -------------           -------------

  Operating profit (loss)                          (8,978,000)              3,756,000              10,920,000

INTEREST EXPENSE, net                              27,714,000              23,985,000              20,269,000
                                                -------------           -------------           -------------
  Loss before provision
    for income taxes and
    extraordinary gain (loss)                     (36,692,000)            (20,229,000)             (9,349,000)

PROVISION FOR INCOME TAXES                             81,000                  63,000                  67,000
                                                -------------           -------------           -------------

  Loss before extraordinary item                  (36,773,000)            (20,292,000)             (9,416,000)

EXTRAORDINARY GAIN (LOSS) ON
  EXTINGUISHMENT OF DEBT                           (1,688,000)                     --               9,559,000
                                                -------------           -------------           -------------

  Net income (loss)                             $ (38,461,000)          $ (20,292,000)          $     143,000
                                                =============           =============           =============


The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 30, 1996, DECEMBER 29, 1997

                             AND DECEMBER 28, 1998



                                        Common               Paid-in             Accumulated
                                        Stock                Capital                Deficit                 Total
                                        -----                -------                -------                 -----

BALANCE, December 25, 1995           $       1,000        $  56,132,000         $(116,232,000)        $ (60,099,000)

  Net loss                                      --                   --           (38,461,000)          (38,461,000)
  Cash contribution
    from parent                                 --            7,114,000                    --             7,114,000
                                     -------------        -------------         -------------         -------------

BALANCE, December 30, 1996                   1,000           63,246,000          (154,693,000)          (91,446,000)

  Net loss                                      --                   --           (20,292,000)          (20,292,000)
                                     -------------        -------------         -------------         -------------

BALANCE, December 29, 1997                   1,000           63,246,000          (174,985,000)         (111,738,000)

  Net income                                    --                   --               143,000               143,000
  Amortization of cost
    related to the issuance
    of preferred stock                          --             (332,000)                   --              (332,000)
  Dividends payable,
    preferred stock                             --           (3,648,000)                   --            (3,648,000)
  Non-cash distribution to
    parent                                      --           (3,600,000)                   --            (3,600,000)
                                     -------------        -------------         -------------         -------------

BALANCE, December 28, 1998           $       1,000        $  55,666,000         $(174,842,000)        $(119,175,000)
                                     =============        =============         =============         =============



The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 30, 1996, DECEMBER 29, 1997

                             AND DECEMBER 28, 1998


                                                                               Year ended
                                                          ---------------------------------------------------------
                                                          December 30,          December 29,          December 28,
                                                              1996                  1997                  1998
                                                          ------------          ------------          -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                          $ 445,678,000         $ 440,695,000         $ 428,403,000
    Cash paid to suppliers and
      employees                                            (415,662,000)         (417,714,000)         (403,321,000)
    Interest paid, net                                      (32,524,000)          (17,358,000)          (20,729,000)
    Income taxes paid                                           (74,000)              (30,000)             (144,000)
                                                          -------------         -------------         -------------
      Net cash provided by (used in)
        operating activities                                 (2,582,000)            5,593,000             4,209,000
                                                          -------------         -------------         -------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (13,279,000)           (4,650,000)          (12,316,000)
    Net (increase) decrease in other
      assets                                                 (2,455,000)             (945,000)              155,000
    Proceeds from disposition of assets                      64,560,000               620,000                 9,000
    Sale/leaseback costs included
      in deferred gain                                       (1,112,000)                   --                    --
                                                          -------------         -------------         -------------
      Net cash provided by (used in)
        investing activities                                 47,714,000            (4,975,000)          (12,152,000)
                                                          -------------         -------------         -------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on indebtedness                                (51,907,000)           (1,334,000)         (163,117,000)
    Borrowings on indebtedness                                1,791,000               186,000           162,215,000
    Net increase in deferred debt costs                      (4,165,000)             (324,000)          (10,818,000)
    Cost included in extraordinary gain
      on extinguishment of debt                                      --                    --            (1,686,000)
    Issuance of cumulative
      preferred stock                                                --                    --            35,000,000
    Cost related to issuance of
      cumulative preferred stock                                     --                    --            (2,179,000)
    Payment on insurance related
      financing                                                      --                    --            (7,450,000)
    Payments on capital lease
      obligations                                              (857,000)             (902,000)             (927,000)
    Contribution from parent                                  7,114,000                    --                    --
                                                          -------------         -------------         -------------
      Net cash provided by (used in)
        financing activities                                (48,024,000)           (2,374,000)           11,038,000
                                                          -------------         -------------         -------------
  NET INCREASE (DECREASE) IN CASH                            (2,892,000)           (1,756,000)            3,095,000
  CASH, at beginning of period                               10,385,000             7,493,000             5,737,000
                                                          -------------         -------------         -------------
  CASH, at end of period                                  $   7,493,000         $   5,737,000         $   8,832,000
                                                          =============         =============         =============
RECONCILIATION OF NET LOSS TO NET
CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net income (loss)                                       $ (38,461,000)        $ (20,292,000)        $     143,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Extraordinary (gain) loss on
        extinguishment of debt                                1,688,000                    --            (9,559,000)
      Loss on impairment of long-lived
        assets                                               13,205,000             3,047,000             1,415,000
      Non-cash charge for Grandy's assets to
        be disposed                                                  --                    --             5,034,000
      Depreciation and amortization                          20,386,000            19,627,000            14,638,000
      Loss on disposition of assets                           1,610,000             4,806,000             1,529,000
      Amortization of deferred gain                            (123,000)             (523,000)             (599,000)
      Accretion on indebtedness                                  99,000               110,000                21,000
    (Increase) decrease in current assets:
        Accounts receivable, net                                254,000             1,656,000               775,000
        Notes receivable                                             --            (1,000,000)              700,000
        Inventories                                            (221,000)              925,000               177,000
        Prepaid expenses                                       (467,000)             (766,000)               (8,000)
    Increase (decrease) in current liabilities:
        Accounts payable                                      4,155,000            (3,974,000)           (6,483,000)
        Accrued liabilities                                     160,000               255,000              (868,000)
        Accrued insurance                                      (846,000)           (4,597,000)              442,000
        Accrued interest                                     (4,909,000)            6,517,000              (481,000)
        Accrued payroll costs                                   888,000              (198,000)           (2,667,000)
                                                          -------------         -------------         -------------
          Net cash provided by
            (used in) operating
            activities                                    $  (2,582,000)        $   5,593,000         $   4,209,000
                                                          =============         =============         =============



The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 30, 1996, DECEMBER 29, 1997 AND DECEMBER 28, 1998

1.       Background and Summary of Significant Accounting Policies

     a.  Company

         American Restaurant Group, Inc., (the "Company") a Delaware corporation, through its subsidiaries, operates middle and upper price full-service restaurants, casual-style restaurants and quick-service restaurants primarily in California and Texas. The Company is a subsidiary of American Restaurant Group Holdings, Inc. ("Holdings"), also a Delaware corporation. At year end 1996, 1997 and 1998, the Company and its subsidiaries, collectively referred to herein as the Company, operated 247, 231 and 224 restaurants, respectively.

     b.  Operations

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years and was unable to meet a required debt principal payment during 1997. A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.

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

     f.  Advertising Costs

         Advertising costs are accrued as a percentage of sales and expensed during the year. Production costs are allocated to the related advertisements. At year end, production costs for advertisements which have not been aired are included in prepaid expenses. Prepaid advertising costs of $912,000 and $1,199,000 were included in prepaid expenses at December 29, 1997 and December 28, 1998, respectively. Advertising expenses included in net income (loss) were $20,870,000, $16,995,000 and $17,254,000 in fiscal years 1996, 1997 and 1998, respectively.

     g.  Preopening Costs

         Effective December 28, 1998, the Company adopted Statement of Position Number 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5) which was issued in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Although not material to the Company's financial position or results of operations, any previously deferred preopening costs were expensed as of the end of fiscal year 1998. Preopening expense was $588,000, $2,077,000 and $582,000 in 1996, 1997 and 1998,
         respectively. Fiscal 1998 includes $248,000 of previously deferred preopening costs expensed at year-end.

     h.  Property and Equipment

         Property and equipment is carried at the lower of cost or, if impaired, at the estimated fair value of the asset (see Note 2, "Impairment of Long-Lived Assets"). The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are as follows:

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

     i.  Interest Costs

         Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $168,000, $90,000 and $68,000 for the years ended 1996, 1997 and 1998, respectively.

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

Estimated useful lives are as follows:

       Intangible assets                                   3 to 40 years
       Deferred debt costs                                  Term of debt
       Leasehold interests                                 Life of lease
       Franchise rights                                         35 years
       Liquor licenses                                          40 years
       Cost in excess of net assets acquired                    40 years

       The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                                    December 29,     December 28,
                                                        1997             1998
                                                    ------------     ------------
        Assembled workforce                          $  4,862         $   4,513
        Goodwill                                        3,295             2,944
        Trademark/service marks                         2,632             2,390
        Acquisition costs                               1,143             1,048
        Other                                             443               439
                                                     --------         ---------
        Total                                        $ 12,375         $  11,334
                                                     ========         =========

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

     m.  Franchise Income

         The Company franchises Grandy's quick-service restaurants. Franchise fees are recognized as income as services are rendered in accordance with Financial Accounting Standards Number 45, Accounting for Franchise Fee Revenue (SFAS 45). Franchise royalties based upon a percentage of the franchisees' gross sales are accrued currently. Revenues include franchise royalties and franchise fees of $1,995,000, $2,586,000, and $1,800,000, respectively, for the years ended 1996, 1997 and 1998. There were 56, 61 and 57 franchised restaurants at year end 1996, 1997 and 1998, respectively.

     n.  Accounting Period

         The Company's fiscal year ends on the last Monday in December. The years ended 1996 included 53 weeks while 1997 and 1998 included 52 weeks.

     o.  Reclassifications

         Certain prior year accounts have been reclassified to conform with the current year presentation.

2.   Impairment of Long-Lived Assets

     Effective December 25, 1995, the Company adopted the provisions of Financial Accounting Standards Number 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS
     121). This statement changed the method of evaluating the impairment of the Company's long-lived assets, including intangible assets. Various assumptions and estimates are used to determine fair value. The calculation of the impairment loss is based on estimated future cash flows. The estimates used to determine the impairment adjustment can change in the near term as the economy and operations of specific restaurants change. The adoption of SFAS 121, together with the effects of continuing adverse operations of certain restaurants, resulted in pre-tax non-cash charges, excluding non-cash charges related to the Grandy's franchise conversion program, of $13,205,000, $3,047,000 and $1,415,000 for the years ended 1996, 1997 and 1998, respectively.

3.   Grandy's Franchise Conversion Program

     In 1998, the Company announced a plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants. The Company intends to sell the property and equipment, including applicable lease rights, and enter into franchise agreements with the purchasers.

     The Company has reviewed the value of the recorded assets, including an allocation of intangible assets, for each restaurant to be converted. A write-down has been recorded for each restaurant where the carrying amount of the tangible and intangible assets exceeds the anticipated net proceeds. A total write-down of $4,789,000 was recorded in 1998 as well as a provision of $245,000 for other costs, including severence, associated with the conversion program. The restaurants will remain in operation pending their conversion to franchised restaurants; therefore, the Company will continue to depreciate the remaining assets.

4.   Lease Obligations

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

     The following is a summary of property held under leases that have been capitalized and included in the accompanying consolidated balance sheets (in thousands):

                                        December 29,    December 28,
                                           1997            1998
                                        ------------    ------------
Property                                  $12,375        $11,634
Less-- Accumulated depreciation             7,687          7,580
                                          -------        -------

                                          $ 4,688        $ 4,054
                                          =======        =======

     The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 28, 1998 (in thousands):

                                           Operating      Capitalized
     Fiscal years ending                     Leases          Leases

        1999                               $ 25,645        $  1,791
        2000                                 24,567           1,694
        2001                                 23,153           1,694
        2002                                 21,478           1,612
        2003                                 20,176           1,178
     Thereafter                             222,745           3,848
                                           --------        --------
     Total minimum lease payments          $337,764          11,817
                                           ========        ========


     Less -- Imputed interest
        (8.75% to 15.5%)                                      4,301
                                                           --------

     Present value of minimum lease payments                  7,516
     Less -- Current portion                                    950

     Long-term portion                                     $  6,566
                                                           ========

     Rental expense (including $895,000, $802,000 and $733,000, respectively, for contingent rents under operating leases) was $24,814,000, $30,676,000 and $28,656,000 during 1996, 1997 and 1998, respectively.

5.   Long-Term Debt

     Long-term debt is summarized as follows (in thousands):


                                                   December 29,     December 28,
                                                       1997             1998
                                                   ------------     ------------
    Senior secured notes, interest
    only due semi-annually beginning
    August 15, 1998 at 11.5%, principal
    due February 15, 2003                                  --        $158,600

Senior secured notes, interest
    only due semi-annually beginning
    September 15, 1992 at 12%, amended to
    13% beginning August 28, 1996 due
    quarterly, principal due September 15,
    1998, paid February 25, 1998                       84,356              --

Senior secured notes, interest
    only due semi-annually beginning
    March 15, 1994 at 12%, amended to
    13% beginning August 28, 1996 due
    quarterly, principal due September 15,
    1998, paid February 25, 1998                       41,906              --

Subordinated notes payable, quarterly
    principal payments of $5,625,000
    due beginning December 31, 1998,
    interest only due quarterly at 10.25%,
    redeemed February 25, 1998                         45,000              --

Other                                                   1,694           1,327
                                                     --------        --------
                                                      172,956         159,927
Less-- Current portion                                    537             421
                                                     --------        --------
Long-term portion                                    $172,419        $159,506
                                                     ========        ========



     Maturities of the remaining long-term debt during each of the five fiscal years subsequent to year end 1998 are $421,000, $281,000, $315,000,
     $310,000 and $158,600,000.

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

     In February, 1998, the Company completed a recapitalization plan (the "Recapitalization Plan") which included, among other things, the issuance by the Company of $155,000,000 of $11.5% senior secured notes due 2003 (the "Notes").

     Also as part of the Recapitalization Plan, the Company concurrently(a) redeemed at par senior secured notes of $126,381,000 together with interest thereon and repaid certain other interest-bearing short-term liabilities, (b) repurchased its existing 10.25% subordinated notes at 65% of the par amount of $45,000,000 together with interest thereon, and canceled the related warrants to purchase common stock of Holdings, and
     (c) established a $15,000,000 revolving credit facility to include letters of credit. A quarterly fee of 0.5% per annum is payable on the unused portion of the letter of credit facility and a quarterly fee of 2.5% per annum is payable on outstanding letters of credit. At year end 1997 and 1998, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $11,005,000 and $4,316,000, respectively.


     As an additional component of the Recapitalization Plan, Holdings extended the accretion period on its senior discount debentures due 2005 (the "Holdings Debentures") from June 15, 1999 to maturity on December 15, 2005, and amended certain provisions of the Holdings Debentures. The Holdings Debentures will accrete at a rate of 14.25%, compounded semi-annually. In addition, holders of the Holdings Debentures with an accreted value of approximately $10,757,000 surrendered such debentures for cancellation and received $3,600,000 principal amount of the Notes which was in addition to the $155,000,000 of Notes sold as mentioned above. The Notes issued in lieu of Holdings Debentures were recorded as a non-cash distribution to Holdings by the Company.

     Substantially all assets of the Company are pledged to its senior lenders. In addition, the direct subsidiaries have guaranteed the indebtedness owed by the Company and such guarantee is secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.


6.   Income Taxes

     The Company's state income tax provision, all of which was current, was $81,000, $63,000 and $67,000 in 1996, 1997 and 1998, respectively. No provision for Federal income taxes was required in any year.

The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                              Year ended
                                                    -----------------------------
                                                    December 29,    December 28,
                                                       1997             1998
                                                    ------------    -------------
     Deferred income tax asset:
       Reserves and other accrued
         expenses not currently deductible
         for tax purposes                            $  2,833         $  2,147
       Long-lived asset impairment not
         recognized on tax return                       6,675            9,219
       Tax gain on sale/leaseback
         transactions, net                              3,545            3,342
       Net operating loss carryforward                 45,899           42,743
                                                     --------         --------

         Deferred income tax asset                     58,952           57,451
                                                     --------         --------

     Deferred income tax liability:
       Tax depreciation greater than
         depreciation for financial
         reporting purposes                            (8,034)          (7,879)
       Costs capitalized for financial
         reporting purposes and
         expensed on tax return                        (4,338)          (4,150)
       Other, net                                      (1,906)          (1,789)
                                                     --------         --------

         Deferred income tax liability                (14,278)         (13,818)
                                                     --------         --------

     Deferred asset, net of deferred
       liability                                       44,674           43,633
     Valuation allowance                              (44,674)         (43,633)
                                                     --------         --------

     Net deferred income tax asset                   $     --         $     --
                                                     ========         ========

     The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):


                                                                Year ended
                                             ----------------------------------------------
                                             December 30,      December 29,    December 28,
                                                1996              1997            1998
                                             ------------      ------------    ------------
Federal income tax benefit
  at statutory rates                         $(13,049)        $ (6,878)              49
$     49
State income tax provision
  for which no federal
  benefit was recorded                             53               42               44
Losses for which no federal
  benefit was recorded                         12,834            6,125            3,792
Nondeductible items, principally
  intangible amortization                         243              774              964
Cancellation of debt income                        --               --           (4,782)
                                             --------         --------         --------

Provision for income taxes                   $     81         $     63         $     67
                                             ========         ========         ========

     As a result of the Recapitalization Plan (see Note 4), the Company no longer files consolidated income tax returns with Holdings.

     The Company recorded cancellation of indebtedness income in the amount of $14,000,000. Under certain circumstances, cancellation of indebtedness income is not taxable for federal income tax purposes. However, U.S. income tax law requires that net operating losses and other "tax attributes" be reduced as follows:

     Net operating loss carryforward                              $139,800,000
     Reduction                                                     (14,000,000)
                                                                  ------------
     Adjusted net operating loss carryforward                     $125,800,000
                                                                  ============

     The Company's federal net operating loss carryforwards expire in 2004 to 2013. At December 28, 1998, the Company had available federal general business credit carryforwards of $11,989,000, expiring in 2004 to 2013.

7.   Commitments and Contingencies

     The Company is obligated under employment agreements with certain officers and employees. Obligations under the agreements are $1,163,000, provide for periodic increases and expire in 1999 unless extended.

     The Company has been named as defendant in various lawsuits. It is the opinion of management that the outcome of such litigation will not materially affect the Company's financial position or results of operations.


8.   Cumulative Preferred Stock, Manditorily Redeemable

     As part of the Recapitalization Plan in February, 1998, the Company issued 35,000 preferred stock units of the Company (the "Units"). Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share. The Company's cumulative preferred stock is monitorilty redeemable on August 15, 2003, for cash at a price per share equal to 110% of the then applicable liquidation preference.


9.   Redeemable Cumulative Senior and Junior Preferred Stock

     At year end 1997 and 1998, there were 1,400,000 authorized shares of senior preferred stock (one cent par value). There were no issued or outstanding shares.

     At year end 1997 and 1998, there were 100,000 authorized shares of junior preferred stock (one cent par value). There were no issued or outstanding shares.

10.  Common Stock

     Common stock (one cent par value) authorized, issued and outstanding is as follows:


                                          December 29,           December 28,
                                              1997                   1998
                                          ------------           ------------
              Shares authorized            1,000,000              1,000,000
              Shares issued                   93,150                128,081
              Shares outstanding              93,150                128,081

     As of December 29, 1997, all of the Company's common stock was owned by American Restaurant Group Holdings, Inc. The Chairman and certain other members of the Company's management owned all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units and rights to acquire shares of Holdings common stock issuable upon exercise of options and warrants.

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

11.  Savings Plan

     The American Restaurant Group Savings and Investment Plan (The "Savings Plan") is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $9,500 for 1998). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. During fiscal 1996, 1997 and 1998, the Company contributed approximately $161,000, $200,000 and $174,000 to the Savings Plan, respectively. At December 1998 there were approximately 900 participants in the plan.

12.  Segment Reporting

     The Company adopted Financial Accounting Standards Number 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131), as of December 28, 1998. SFAS 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable operating segments include Black Angus, Grandy's, and the Other Concepts (Spoons, Spectrum, National Sports Grill, and the former Velvet Turtle, none of which individually meet the separate disclosure requirements of SFAS 131).

     The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements for the years 1996, 1997 and 1998 are as follows (in thousands except for number of restaurants):


                                          December 30,      December 29,     December 28,
                                             1996               1997             1998
                                          ------------      ------------     ------------
Number of restaurants
Black Angus                                      101               102              101
  Grandy's                                       103                89               85
  Other Concepts                                  43                40               38
                                           ---------         ---------        ---------
    Total Consolidated                           247               231              224
                                           =========         =========        =========

Revenues  (a)
  Black Angus                              $ 254,946         $ 264,175        $ 265,536
  Grandy's                                    90,962            78,832           70,799
  Other Concepts                              99,516            97,032           90,593
                                           ---------         ---------        ---------
    Total Consolidated                     $ 445,424         $ 440,039        $ 426,928
                                           =========         =========        =========

Gross profit (b)
  Black Angus                              $  33,361         $  36,237        $  37,832
  Grandy's                                    10,596            10,086            8,322
  Other Concepts                               8,742             9,467            8,210
                                           ---------         ---------        ---------
    Total Consolidated                     $  52,699         $  55,790        $  54,364
                                           =========         =========        =========

Depreciation and amortization
  Black Angus                              $   9,259         $   9,143        $   6,967
  Grandy's                                     4,455             3,085            2,954
  Other Concepts                               2,856             2,005            2,141
  Corporate                                    3,816             5,394            2,576
                                           ---------         ---------        ---------
    Total Consolidated                     $  20,386         $  19,627        $  14,638
                                           =========         =========        =========


Non-cash charge for impairment
of long-lived assets
  Black Angus                              $      13         $     964        $     149
  Grandy's                                     9,012             1,468                2
  Other Concepts                               4,182               615            1,264
  Corporate                                       (2)               --               --
                                           ---------         ---------        ---------
    Total Consolidated                     $  13,205         $   3,047        $   1,415
                                           =========         =========        =========

Grandy's conversion plan:
  Non-cash charge for assets
  to be disposed
  Black Angus                              $      --         $      --        $      --
  Grandy's                                        --                --            5,034
  Other Concepts                                  --                --               --
                                           ---------         ---------        ---------
    Total Consolidated                     $      --         $      --        $   5,034
                                           =========         =========        =========


                                         December 30,      December 29,      December 28,
                                             1996              1997             1998
                                         ------------      ------------      ------------
Interest expense, net
  Black Angus                              $ 14,562         $ 12,254         $ 10,992
  Grandy's                                    3,186            1,249              796
  Other Concepts                              4,505            3,867            4,109
  Corporate                                   5,461            6,615            4,372
                                           --------         --------         --------
    Total Consolidated                     $ 27,714         $ 23,985         $ 20,269
                                           ========         ========         ========

Provision for income taxes
  Black Angus                              $  1,057         $  2,928         $  4,976
  Grandy's                                       32               19               15
  Other Concepts                                381              465                3
  Corporate                                      81               63               67
  Eliminations                               (1,470)          (3,412)          (4,994)
                                           --------         --------         --------
    Total Consolidated                     $     81         $     63         $     67
                                           ========         ========         ========

Extraordinary gain (loss) on
extinquishment of debt
  Black Angus                              $     --         $     --         $     --
  Grandy's                                       --               --               --
  Other Concepts                                 --               --               --
  Corporate                                  (1,688)              --            9,559
                                           --------         --------         --------
    Total Consolidated                     $ (1,688)        $     --         $  9,559
                                           ========         ========         ========


Net income (loss) without
corporate overhead charges
to segments (c)
  Black Angus                              $  1,579         $  4,373         $  8,123
  Grandy's                                  (14,901)          (5,473)          (6,887)
  Other Concepts                             (5,792)            (153)          (2,008)
  Corporate                                 (20,817)         (22,451)          (4,079)
  Eliminations                                1,470            3,412            4,994
                                           --------         --------         --------
    Total Consolidated                     $(38,461)        $(20,292)        $    143
                                           ========         ========         ========


Net income (loss) with
corporate overhead
charges to segments (c)
  Black Angus                                                                $  7,434
  Grandy's                                                                     (7,166)
  Other Concepts                                                               (3,373)
  Corporate                                                                    (1,746)
  Eliminations                                                                  4,994
                                                                             --------
    Total Consolidated                                                       $    143
                                                                             ========


                                          December 30,      December 29,     December 28,
                                              1996              1997            1998
                                          ------------      ------------     ------------
Total assets
  Black Angus                              $  96,731         $  93,094         $  83,443
  Grandy's                                    43,966            38,446            31,741
  Other Concepts                              29,645            28,593            27,542
  Corporate                                   19,433            12,937            18,505
  Eliminations                               (17,646)          (21,059)          (10,772)
                                           ---------         ---------         ---------
    Total Consolidated                     $ 172,129         $ 152,011         $ 150,459
                                           =========         =========         =========

Capital Expenditures
  Black Angus                              $  10,022         $   2,480         $   7,876
  Grandy's                                     1,485               995             1,413
  Other Concepts                               1,731             1,138             3,007
  Corporate                                       41                37                20
                                           ---------         ---------         ---------
    Total Consolidated                     $  13,279         $   4,650         $  12,316
                                           =========         =========         =========


(a) Reflects sales and revenues from external customers. Intersegment sales and revenues are not applicable.

(b) Gross profit is defined as revenues less food and beverage, payroll and direct operating costs.

(c) In 1998, the Company began charging certain corporate overhead general and administrative expenses to the divisions. Because it is not practicable to restate prior years, the Company has presented 1998 net income (loss) without the corporate charges for comparison to prior years. Net income (loss) in 1998 with the inclusion of corporate overhead expenses is not comparable to prior years.

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

       2.10          Guaranty of Lease dated September 11, 1996 by ARG
                     Enterprises, Inc. as Tenant and Safeway Inc. as
                     Landlord.***

       3.1           Amended and Restated Certificate of Incorporation of the
                     Company filed with the Secretary of State of Delaware on July 23, 1991.*

       3.2           Certificate of Amendment to Amended and Restated
                     Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992. *

       3.3           Amended and Restated Certificate of Incorporation of the
                     Company filed with the Secretary of State of Delaware on February 23, 1998. ****

       3.4           By-Laws of the Company. *

       4.1 Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as
                     Trustee (including specimen certificate of 11.5% Senior
                     Secured Note due 2003). ****

       4.2           Warrant Agreement dated as of February 25, 1998 between
                     the Company and U.S. Trust Company of California, N.A., as
                     warrant agent (including specimen certificate of Warrant).
                     ****

       4.3           Registration Rights Agreement dated as of February 25,
                     1998 between the Company and Jefferies & Company, Inc.
                     ****

       4.4 Securityholders' and Registration Right Agreement dated as of February 25, 1998 between the Company and Jefferies &
                     Company, Inc., as purchaser. ****

       4.5           Management Registration Right Agreement dated as of
                     February 28, 1998 between the Company and the Management
                     Stockholders. ****

       4.6 Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998. ****

       4.7 Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998. ****

       4.8           Form of Indenture relating to the 12% Senior Subordinated
                     Debentures to be entered into between the Company and a trustee (including specimen certificate of 12% Senior
                     Subordinated Debenture due 2003). *****

       9.1 Common Stock Voting Trust and Transfer Agreement dated as of February 24, 1998 among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee. ****

       9.2 Securityholders Agreement dated as of February 25, 1998 among the Company, American Restaurant Group Holdings,
                     Inc., Jefferies & Company, Inc., TCW Asset Management
                     Company and the Management Stockholders. ****

       10.1          Amended and Restated Employment Agreement dated as of
                     December 14, 1993 between the Company and Anwar S.
                     Soliman. **

       10.2          Amended and Restated Employment Agreement dated as of
                     December 14, 1993 between the Company and Ralph S.
                     Roberts. **

       21.1          Subsidiaries of the Company. **

       27.1          Financial Data Schedule
-------------------

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

       ****          Incorporated by reference to the Registrant's Annual
                     Report on Form 10-K dated December 29, 1997 filed with the
                     Securities and Exchange Commission on March 30, 1998.

       *****         Incorporated by reference to the Registrant's Registration
                     Statement No. 333-55861 on Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July
                     29, 1998.
