Form 10-Q
period 1999-03-29
AMERICAN RESTAURANT GROUP INC
filed 1999-05-13
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________


                         American Restaurant Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                     33-48183                33-0193602
-------------------------------      ----------------         ----------------
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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of May 3, 1999 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................    1

              Consolidated Statements of Operations.......................    3

              Consolidated Statements of Cash Flows.......................    4

              Notes to Consolidated Condensed Financial Statements........    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............    7

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................   10

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 28, 1998 AND MARCH 29, 1999

ASSETS                                                   December 28,     March 29,
                                                             1998           1999
                                                         ------------   ------------
                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                   $  8,832,000   $  8,270,000
  Accounts and notes receivable, net of reserve of
    $602,000 and $606,000 at December 28, 1998
    and March 29, 1999, respectively                        4,804,000      5,180,000
  Inventories                                               5,716,000      5,326,000
  Prepaid expenses                                          3,108,000      2,776,000
                                                         ------------   ------------

      Total current assets                                 22,460,000     21,552,000
                                                         ------------   ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                5,485,000      5,485,000
  Buildings and leasehold improvements                    112,280,000    110,219,000
  Fixtures and equipment                                   84,774,000     81,358,000
  Property held under capital leases                       11,634,000     11,634,000
  Construction in progress                                  2,250,000      2,946,000
                                                         ------------   ------------

                                                          216,423,000    211,642,000
  Less-- Accumulated depreciation                         125,858,000    123,369,000
                                                         ------------   ------------

                                                           90,565,000     88,273,000
                                                         ------------   ------------

OTHER ASSETS-- NET                                         37,434,000     35,594,000
                                                         ------------   ------------

    Total Assets                                         $150,459,000   $145,419,000
                                                         ============   ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)


LIABILITIES AND COMMON STOCKHOLDERS'              December 28,      March 29,
EQUITY                                                1998             1999
                                                 -------------    -------------
                                                                   (unaudited)
CURRENT LIABILITIES:
  Accounts payable                               $  22,937,000    $  26,046,000
  Accrued liabilities                               18,299,000       12,616,000
  Accrued insurance                                  4,243,000        4,957,000
  Accrued interest                                   7,033,000        2,441,000
  Accrued payroll costs                              8,194,000        7,548,000
  Current portion of obligations
    under capital leases                               950,000          945,000
  Current portion of long-term debt                    421,000          387,000
                                                 -------------    -------------
    Total current liabilities                       62,077,000       54,940,000
                                                 -------------    -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                   6,566,000        6,353,000
  Long-term debt                                   159,506,000      159,439,000
                                                 -------------    -------------
    Total long-term liabilities                    166,072,000      165,792,000
                                                 -------------    -------------
DEFERRED GAIN                                        4,684,000        4,546,000
                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                              36,801,000       37,965,000
                                                 -------------    -------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                         --               --

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                         --               --

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 28,
    1998 and March 29, 1999                              1,000            1,000
  Paid-in capital                                   55,666,000       54,502,000
  Accumulated deficit                             (174,842,000)    (172,327,000)
                                                 -------------    -------------

    Total common stockholders' deficit            (119,175,000)    (117,824,000)
                                                 -------------    -------------

   Total liabilities and common
   stockholders' equity                          $ 150,459,000    $ 145,419,000
                                                 =============    =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1998 and MARCH 29, 1999

                                   (UNAUDITED)

                                                       Thirteen Weeks Ended
                                                   ----------------------------
                                                     March 30,       March 29,
                                                       1998            1999
                                                   ------------   -------------
REVENUES                                           $112,122,000   $ 109,463,000

RESTAURANT COSTS:
  Food and beverage                                  35,605,000      34,186,000
  Payroll                                            33,202,000      33,298,000
  Direct operating                                   27,234,000      26,707,000
  Depreciation and amortization                       3,749,000       3,522,000

GENERAL AND ADMINISTRATIVE EXPENSES                   5,309,000       5,119,000

GRANDY'S FRANCHISE CONVERSION PROGRAM:
  Gain on sale of assets                                     --        (834,000)
  Non-cash charge for assets to be disposed                  --         108,000
                                                   ------------   -------------

  Operating profit                                    7,023,000       7,357,000

INTEREST EXPENSE, net                                 5,521,000       4,840,000
                                                   ------------   -------------

  Income before provision for income
  taxes and extraordinary gain                        1,502,000       2,517,000

PROVISION FOR INCOME TAXES                                4,000           2,000
                                                   ------------   -------------

  Income before extraordinary gain                    1,498,000       2,515,000

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT          9,562,000              --
                                                   ------------   -------------

  Net income                                       $ 11,060,000   $   2,515,000
                                                   ============   =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1998 AND MARCH 29, 1999

                                   (UNAUDITED)

                                                                 March 30,        March 29,
                                                                   1998             1999
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                $ 112,862,000    $ 109,087,000
  Cash paid to suppliers and employees                         (111,532,000)    (101,366,000)
  Interest paid, net                                            (11,171,000)      (9,432,000)
  Income taxes paid                                                  (4,000)          (2,000)
                                                              -------------    -------------
    Net cash used in operating activities                        (9,845,000)      (1,713,000)
                                                              -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (2,256,000)      (2,072,000)
  Net (increase) decrease in other assets                           (53,000)         210,000
  Proceeds from disposition of assets                                    --          438,000
  Proceeds from sale of Grandy's assets                                  --        2,915,000
                                                              -------------    -------------
    Net cash provided by (used in)
      investing activities                                       (2,309,000)       1,491,000
                                                              -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                     (155,689,000)      (5,101,000)
  Borrowings on indebtedness                                    155,215,000        5,000,000
  Net increase in deferred debt costs                           (10,351,000)         (21,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                      (1,686,000)              --
  Issuance of cumulative preferred stock                         35,000,000               --
  Cost related to issuance  of cumulative preferred
    stock                                                        (2,179,000)              --
  Payments on insurance-related financing                        (7,450,000)              --
  Payments on capital lease obligations                            (234,000)        (218,000)
                                                              -------------    -------------
    Net cash provided by (used in) financing activities          12,626,000         (340,000)
                                                              -------------    -------------
NET INCREASE (DECREASE) IN CASH                                     472,000         (562,000)

CASH, at beginning of period                                      5,737,000        8,832,000
                                                              -------------    -------------

CASH, at end of period                                        $   6,209,000    $   8,270,000
                                                              =============    =============

RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net income                                                  $  11,060,000    $   2,515,000
  Adjustments to reconcile net income to net
  cash used in operating activities:
      Extraordinary gain on
        extinguishment of debt                                   (9,562,000)              --
      Depreciation and amortization                               3,749,000        3,522,000
      Non-cash charge for assets to be disposed                          --          108,000
      Gain on disposition of assets                                      --         (860,000)
      Amortization of deferred gain                                 (97,000)        (138,000)
      Accretion on indebtedness                                      21,000               --
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                          740,000         (376,000)
        Inventories                                                 190,000          390,000
        Prepaid expenses                                            246,000          332,000
      Increase (decrease) in current liabilities:
        Accounts payable                                         (4,926,000)       3,109,000
        Accrued liabilities                                      (5,059,000)      (5,791,000)
        Accrued insurance                                           308,000          714,000
        Accrued interest                                         (5,671,000)      (4,592,000)
        Accrued payroll                                            (844,000)        (646,000)
                                                              -------------    -------------

           Net cash used in operating activities              $  (9,845,000)   $  (1,713,000)
                                                              =============    =============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 28, 1998 and March 29, 1999, and the results of its operations and its cash flows for the thirteen weeks ended March 30, 1998 and March 29, 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 28, 1998.

2.        OPERATIONS

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

3.        INCOME TAX

          The tax provision against the Company's pre-tax income in 1999 was minimal and related to certain state income taxes. The Company previously established a valuation allowance against net operating loss carryforwards.

4.        COMPREHENSIVE INCOME

          Effective December 30, 1997, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. There were no differences between the Company's net income, as reported, and comprehensive income.

5.        SEGMENT REPORTING

          Effective December 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable operating segments include Black Angus, Grandy's, and the Other Concepts (Spoons, Spectrum and National Sports Grill, none of which meet the separate disclosure requirements).

          The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements for the thirteen weeks ended March 30, 1998 and March 29, 1999 are as follows (in thousands, except for number of restaurants):

                               March 30,    March 29,
                                 1998         1999
                               ---------    ---------
Number of Restaurants
  Black Angus                        101          100
  Grandy's                            89           77
  Other Concepts                      40           38
                               ---------    ---------
    Total Consolidated               230          215
                               =========    =========

Revenues (a)
  Black Angus                  $  70,828    $  71,210
  Grandy's                        18,475       17,038
  Other Concepts                  22,819       21,215
                               ---------    ---------
    Total Consolidated         $ 112,122    $ 109,463
                               =========    =========

Gross Profit (b)
  Black Angus                  $  11,251    $  11,375
  Grandy's                         2,478        2,158
  Other Concepts                   2,352        1,739
                               ---------    ---------
    Total Consolidated         $  16,081    $  15,272
                               =========    =========

Net Income (loss) (c)
  Black Angus                  $   4,635    $   4,986
  Grandy's                            36          566
  Other Concepts                    (183)        (660)
  Corporate                       (2,986)      (2,375)
                               ---------    ---------
    Total Consolidated         $   1,502    $   2,517
                               =========    =========

          (a) Reflects sales and revenues from external customers. Intersegment sales and revenues are not applicable.

          (b) Gross profit is defined as revenues less food and beverage, payroll, and direct operating costs.

          (c)   Before provision for income taxes and extraordinary items.

          There has not been a material change from the total asset amounts disclosed in the December 28, 1998 Form 10-K; therefore, total assets are not disclosed in this Form 10-Q.

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

RESULTS OF OPERATIONS

Thirteen weeks ended March 30, 1998 and March 29, 1999:

Revenues. Total revenues decreased from $112.1 million in the first quarter of 1998 to $109.5 million in the first quarter of 1999. Same-store-sales decreased 0.1%. During the thirteen weeks ended March 29, 1999, the Company closed three restaurants and converted six Grandy's restaurants from company-owned to franchised restaurants. There were 230 restaurants operating as of March 30, 1998 and 215 operating as of March 29, 1999.

Black Angus revenues increased 0.5% to $71.2 million in the first quarter of 1999 as compared to the same period in 1998. The increase was primarily due to a $1.7 million increase in same-store-sales or 2.6% (excluding late-night entertainment and discontinued lunch) and a $0.6 million increase related to one new store opened in the third quarter of 1998. These amounts were partially offset by a $1.1 million decrease from discontinuing late-night entertainment at eight restaurants and a $0.8 million decrease from two restaurants closed at the end of the leases.

Grandy's revenues decreased 7.8% to $17.0 million in the first quarter of 1999 as compared to the same period in 1998. The decrease resulted from a $0.9 million, or a 5.5%, decline in same-store-sales and a $0.6 million decline due to six restaurants closed during 1998 and 1999. Franchise revenues improved $0.1 million primarily because of franchise fees related to six company-owned restaurants converted to franchised restaurants at the end of the first quarter of 1999. The Company closed one poorly performing restaurant in Oklahoma and temporarily closed one Texas restaurant damaged by a fire during the first quarter of 1999.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) decreased 7.0% to $21.2 million in the first quarter of 1999 compared to the same quarter in 1998. The decrease resulted from a $0.9 million decline caused by closing three restaurants during 1998 and 1999 and a $0.9 million, or 3.8%, decline in same-store-sales, offset in part by $0.2 million related to the opening of one new restaurant in 1998. The Company closed one restaurant in the first quarter of 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased from 31.8% in the first quarter of 1998 to 31.2% in the first quarter of 1999. The decrease was related primarily to seafood and produce costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 29.6% in the first quarter of 1998 to 30.4% in the first quarter of 1999. The increase was primarily from higher management payroll costs at Black Angus.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs increased slightly from 24.3% in the first quarter of 1998 to 24.4% in the first quarter of 1999.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 3.3% in the first quarter of 1998 to 3.2% in the first quarter of 1999. The decrease was primarily from the non-cash reduction of the historical costs of certain long-lived assets at the end of 1998.

General and Administrative Expenses. General and administrative expenses decreased from $5.3 million in the first quarter of 1998 to $5.1 million in the first quarter of 1999. The decrease was primarily from a reduction in corporate overhead expenses. General and administrative expenses as a percentage of revenues remained constant at 4.7%.

Grandy's Franchise Conversion Program. In 1998, the Company announced a plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants. The Company recorded a $0.8 million gain on the sale of the property and equipment, including applicable lease rights and certain intangible assets, related to the conversion of restaurants in the first quarter of 1999. It also recorded a $0.1 million non-cash charge related to the conversion.

Operating Profit. Due to the above items, operating profit increased from $7.0 million in the first quarter of 1998 to $7.4 million in the first quarter of 1999. As a percentage of revenues, operating profit increased from 6.3% in the first quarter of 1998 to 6.7% in the first quarter of 1999.

Interest Expense - Net. Interest expense decreased from $5.5 million in the first quarter of 1998 to $4.8 million in the first quarter of 1999. The decrease was primarily attributable to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate decreased from 12.5% in the first quarter of 1998 to 11.2% in the first quarter of 1999. The weighted-average debt balance (excluding capitalized lease obligations) decreased from $166.6 million in the first quarter of 1998 to $161.1 million in the first quarter of 1999.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinguishment of debt in the first quarter of 1998. This gain resulted from the refinancing of the Company's debt in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of March 29, 1999, the Company had cash of $8.3 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 29, 1999, the Company had a working capital deficit of $33.4 million.

In conjunction with the Company's plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company received proceeds of $2.9 million related to the conversion of restaurants in the first quarter of 1999. The Company continues to market its Grandy's restaurants for franchising; however, the timing and amount of proceeds from the conversion of other restaurants cannot be determined. The Company is required to reinvest the net proceeds as capital expenditures or to pay down outstanding debt.

The Company estimates that capital expenditures of $6.0 million to $8.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $2.3 million and $2.1 million in 1998 and 1999, respectively. The Company estimates that capital expenditures in 1999 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

As a result of the 11.5% senior secured notes issued by the Company in February 1998, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, an interest payment of $9.1 million was made in February 1999.

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

YEAR 2000 COMPLIANCE

Since 1997, the Company has been assessing the Year 2000 issues that may affect its operations. The Company believes the Year 2000 issues it must address include ensuring (i) its information technology systems (hardware and software) enable it to manage and operate its business and (ii) its non-information technology systems (including heating, air conditioning and security systems) will continue to operate. The Company is currently on schedule for Year 2000 compliance and does not believe it has material potential liability to third parties if its systems are not Year 2000 compliant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP No. 98-5) was issued in April 1998. SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs were expensed as of the end of fiscal year 1998. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the requirements of SOP No. 98-5 to materially affect the Company's financial position or results of operations.

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



                                            AMERICAN RESTAURANT GROUP, INC.
                                            -------------------------------
                                                      (Registrant)


Date:       May 13, 1999                    By: /s/ KEN DI LILLO
      -------------------------                ----------------------------
                                                     Ken Di Lillo
                                            Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

 27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.