Form 10-Q
period 1999-06-28
AMERICAN RESTAURANT GROUP INC
filed 1999-08-10
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1999

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

The number of outstanding shares of the Company's Common Stock (one cent par value) as of August 02, 1999 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................................................        1

              Consolidated Statements of Operations.......................................................        3

              Consolidated Statements of Cash Flows.......................................................        4

              Notes to Consolidated Condensed Financial Statements........................................        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................        7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................       11

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................       11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................       11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       DECEMBER 28, 1998 AND JUNE 28, 1999

ASSETS                                                 December 28,       June 28,
                                                           1998             1999
                                                       ------------     ------------
                                                                        (unaudited)
CURRENT ASSETS:
  Cash                                                 $  8,832,000     $  7,369,000
  Accounts and notes receivable, net of reserve of
    $602,000 and $45,000 at December 28, 1998
    and June 28, 1999, respectively                       4,804,000        5,047,000
  Inventories                                             5,716,000        5,411,000
  Prepaid expenses                                        3,108,000        2,676,000
                                                       ------------     ------------

      Total current assets                               22,460,000       20,503,000
                                                       ------------     ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                              5,485,000        5,485,000
  Buildings and leasehold improvements                  112,280,000      111,189,000
  Fixtures and equipment                                 84,774,000       81,967,000
  Property held under capital leases                     11,634,000       11,634,000
  Construction in progress                                2,250,000        4,012,000
                                                       ------------     ------------

                                                        216,423,000      214,287,000
  Less -- Accumulated depreciation                      125,858,000      124,983,000
                                                       ------------     ------------

                                                         90,565,000       89,304,000
                                                       ------------     ------------

OTHER ASSETS -- NET                                      37,434,000       34,982,000
                                                       ------------     ------------

    Total Assets                                       $150,459,000     $144,789,000
                                                       ============     ============


        The accompanying notes are an integral part of these consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                    December 28,         June 28,
EQUITY                                                      1998               1999
                                                       -------------      -------------
                                                                           (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $  22,937,000      $  22,064,000
  Accrued liabilities                                     18,299,000         11,533,000
  Accrued insurance                                        4,243,000          4,186,000
  Accrued interest                                         7,033,000          7,034,000
  Accrued payroll costs                                    8,194,000          7,564,000
  Current portion of obligations
    under capital leases                                     950,000            939,000
  Current portion of long-term debt                          421,000            520,000
                                                       -------------      -------------

    Total current liabilities                             62,077,000         53,840,000
                                                       -------------      -------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                         6,566,000          6,134,000
  Long-term debt                                         159,506,000        159,349,000
                                                       -------------      -------------

    Total long-term liabilities                          166,072,000        165,483,000
                                                       -------------      -------------

DEFERRED GAIN                                              4,684,000          4,496,000
                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                    36,801,000         39,201,000
                                                       -------------      -------------

REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                             --                 --

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                             --                 --

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 28,
    1998 and June 28, 1999                                     1,000              1,000
  Paid-in capital                                         55,666,000         53,265,000
  Accumulated deficit                                   (174,842,000)      (171,497,000)
                                                       -------------      -------------

    Total common stockholders' deficit                  (119,175,000)      (118,231,000)
                                                       -------------      -------------

   Total liabilities and common
   stockholders' equity                                $ 150,459,000      $ 144,789,000
                                                       =============      =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THIRTEEN WEEKS ENDED JUNE 29, 1998 and JUNE 28, 1999

         AND THE TWENTY-SIX WEEKS ENDED JUNE 29, 1998 AND JUNE 28, 1999

                                   (UNAUDITED)

                                       Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                 -------------------------------     ------------------------------
                                    June 29,          June 28,          June 29,         June 28,
                                      1998              1999              1998            1999
                                 -------------     -------------     -------------    -------------
REVENUES                         $ 110,872,000     $ 104,684,000     $ 222,994,000    $ 214,147,000

RESTAURANT COSTS:
  Food and beverage                 35,263,000        32,963,000        70,868,000       67,149,000
  Payroll                           33,510,000        31,218,000        66,712,000       64,516,000
  Direct operating                  27,619,000        25,904,000        54,853,000       52,611,000
  Depreciation and
    amortization                     3,503,000         3,296,000         7,252,000        6,818,000
GENERAL AND ADMINISTRATIVE
  EXPENSES                           5,146,000         5,398,000        10,455,000       10,517,000

GRANDY'S FRANCHISE CONVERSION
  PROGRAM:
  Gain on sale of assets                  --               2,000              --            836,000
  Non-cash charge for assets
    to be disposed                        --             (38,000)             --           (146,000)
                                 -------------     -------------     -------------    -------------

  Operating profit                   5,831,000         5,869,000        12,854,000       13,226,000
INTEREST EXPENSE, net                4,939,000         4,937,000        10,460,000        9,777,000
                                 -------------     -------------     -------------    -------------
  Income before provision
    for income taxes and
    extraordinary gain (loss)          892,000           932,000         2,394,000        3,449,000

PROVISION FOR INCOME
  TAXES                                 73,000           102,000            77,000          104,000
                                 -------------     -------------     -------------    -------------

  Income before
    extraordinary gain (loss)          819,000           830,000         2,317,000        3,345,000


EXTRAORDINARY GAIN (LOSS) ON
  EXTINGUISHMENT OF DEBT                (3,000)             --           9,559,000             --
                                 -------------     -------------     -------------    -------------
  Net income                     $     816,000     $     830,000     $  11,876,000    $   3,345,000
                                 =============     =============     =============    =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1998 AND JUNE 28, 1999

                                   (UNAUDITED)

                                                               June 29,            June 28,
                                                                 1998                1999
                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                               $ 223,127,000      $ 213,904,000
  Cash paid to suppliers and employees                        (217,512,000)      (202,733,000)
  Interest paid, net                                           (11,496,000)        (9,777,000)
  Income taxes paid                                                (77,000)           (67,000)
                                                             -------------      -------------
    Net cash provided by (used in)
      operating activities                                      (5,958,000)         1,327,000
                                                             -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (5,041,000)        (5,714,000)
  Net (increase) decrease in other assets                         (464,000)           257,000
  Proceeds from disposition of assets                                1,000            444,000
  Proceeds from sale of Grandy's assets                               --            2,915,000
                                                             -------------      -------------

    Net cash used in investing activities                       (5,504,000)        (2,098,000)
                                                             -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                    (155,840,000)        (5,190,000)
  Borrowings on indebtedness                                   155,215,000          5,132,000
  Net increase in deferred debt costs                          (10,536,000)          (191,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                     (1,686,000)              --
  Issuance of cumulative preferred stock                        35,000,000               --
  Cost related to issuance  of cumulative preferred
    stock                                                       (2,179,000)              --
  Payments on insurance-related financing                       (7,450,000)              --
  Payments on capital lease obligations                           (470,000)          (443,000)
                                                             -------------      -------------

    Net cash provided by (used in) financing activities         12,054,000           (692,000)
                                                             -------------      -------------
NET INCREASE (DECREASE) IN CASH                                    592,000         (1,463,000)

CASH, at beginning of period                                     5,737,000          8,832,000
                                                             -------------      -------------

CASH, at end of period                                       $   6,329,000      $   7,369,000
                                                             =============      =============
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net income                                                 $  11,876,000      $   3,345,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Extraordinary gain on
        extinguishment of debt                                  (9,559,000)              --
      Depreciation and amortization                              7,252,000          6,818,000
      Non-cash charge for assets to be disposed                       --              146,000
      (Gain) loss on disposition of assets                          28,000           (816,000)
      Amortization of deferred gain                               (173,000)          (188,000)
      Accretion on indebtedness                                     21,000               --
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                         133,000           (243,000)
        Inventories                                                 12,000            305,000
        Prepaid expenses                                           689,000            432,000
      Increase (decrease) in current liabilities:
        Accounts payable                                        (8,183,000)          (873,000)
        Accrued liabilities                                     (7,181,000)        (6,912,000)
        Accrued insurance                                        1,303,000            (57,000)
        Accrued interest                                        (1,057,000)              --
        Accrued payroll                                         (1,119,000)          (630,000)
                                                             -------------      -------------
           Net cash provided by (used in)
             operating activities                            $  (5,958,000)     $   1,327,000
                                                             =============      =============


       The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of the Company's management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 28, 1998 and June 28, 1999, and the results of its operations for the thirteen weeks and the twenty-six weeks ended June 29, 1998 and June 28, 1999 and its cash flows for the twenty-six weeks ended June 29, 1998 and June 28, 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

3.        INCOME TAX

          The tax provision against the Company's pre-tax income in 1999 and 1998 consisted of certain state income tax and estimated Federal income tax payments. The Company previously established a valuation allowance against net operating loss carryforwards.

4.        SEGMENT REPORTING

          Effective December 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable operating segments include Black Angus, Grandy's and the Other Concepts (Spoons, Spectrum and National Sports Grill, none of which meet the separate disclosure requirements).

          The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements are as follows (in thousands, except for number of restaurants):

                                   Thirteen Weeks Ended         Twenty-six Weeks Ended
                                 -------------------------     -------------------------
                                  June 29,       June 28,       June 29,       June 28,
                                    1998           1999           1998           1999
                                 ----------     ----------     ----------     ----------
Number of Restaurants
  Black Angus                           101            100            101            100
  Grandy's                               89             77             89             77
  Other Concepts                         39             38             39             38
                                 ----------     ----------     ----------     ----------
    Total Consolidated                  229            215            229            215
                                 ==========     ==========     ==========     ==========
Revenues (a)
  Black Angus                    $   68,988     $   67,584     $  139,816     $  138,794
  Grandy's                           18,604         14,864         37,080         31,902
  Other Concepts                     23,280         22,236         46,098         43,451
                                 ----------     ----------     ----------     ----------
    Total Consolidated           $  110,872     $  104,684     $  222,994     $  214,147
                                 ==========     ==========     ==========     ==========
Gross Profit (b)
  Black Angus                    $    9,753     $   10,231     $   21,004     $   21,606
  Grandy's                            2,525          1,552          5,003          3,710
  Other Concepts                      2,202          2,816          4,554          4,555
                                 ----------     ----------     ----------     ----------
    Total Consolidated           $   14,480     $   14,599     $   30,561     $   29,871
                                 ==========     ==========     ==========     ==========
Net Income (loss) (c)
  Black Angus                    $    3,689     $    3,785     $    8,324     $    8,771
  Grandy's                               78           (696)           114           (130)
  Other Concepts                       (305)           291           (488)          (369)
  Corporate                          (2,570)        (2,448)        (5,556)        (4,823)
                                 ----------     ----------     ----------     ----------
    Total Consolidated           $      892     $      932     $    2,394     $    3,449
                                 ==========     ==========     ==========     ==========


          (a) Reflects sales and revenues from external customers. Intersegment sales and revenues do not apply.

          (b) Gross profit is defined as revenues less food and beverage, payroll and direct operating costs.

          (c) Before provision for income taxes and extraordinary items.

          There has not been a material change from the total asset amounts disclosed in the December 28, 1998 Form 10-K; therefore, total assets are not disclosed in this Form 10-Q.

5.        SUBSIDIARY GUARANTORS

          Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly and severally liable for the obligations of the Company under the Company's 11.5% senior secured notes, due 2003, and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

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

RESULTS OF OPERATIONS

Thirteen weeks ended June 29, 1998 and June 28, 1999:

Revenues. Total revenues decreased to $104.7 million in the second quarter of 1999 from $110.9 million in the second quarter of 1998. Same-store-sales decreased 2.3%. There were 215 restaurants operating as of June 28, 1999 and 229 operating as of June 29, 1998.

Black Angus revenues decreased 2.0% to $67.6 million in the second quarter of 1999 as compared to the same period in 1998. The decrease consisted of $1.1 million from discontinuing late-night entertainment at eight restaurants and $1.0 million related to two restaurants closed at the end of the leases. These amounts were partially offset by a $0.6 million increase related to one new store and a $0.1 million, or a 0.1%, increase in same-store-sales (excluding late-night entertainment and discontinued lunch).

Grandy's revenues decreased 20.1% to $14.9 million in the second quarter of 1999 as compared to the same period in 1998. The decrease consisted of $2.5 million from six closed restaurants and six restaurants converted from company-owned restaurants to franchised operations at the end of the first quarter of 1999 as well as $1.2 million, a 7.8% decline in same-store-sales. Franchise revenues remained constant.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) decreased 4.5% to $22.2 million in the second quarter 1999 compared to the same quarter in 1998. The decrease consisted of $0.8 million from the closure of three restaurants during 1998 and 1999 and $0.3 million, or a 1.1% decline in same-store-sales.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased to 31.5% in the second quarter of 1999 from 31.8% in the second quarter of 1998. The decrease was related primarily to seafood and produce costs.

Payroll Costs. As a percentage of revenues, labor costs decreased to 29.8% in the second quarter of 1999 from 30.2% in the second quarter of 1998. The decrease was primarily from lower unit staff payroll costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased to 24.7% in the second quarter of 1999 from 24.9% in the second quarter of 1998. The decrease was primarily from lower general liability insurance costs.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased slightly to 3.1% in the second quarter of 1999 from 3.2% in the second quarter of 1998.

General and Administrative Expenses. General and administrative expenses increased to $5.4 million in the second quarter of 1999 from $5.1 million in the second quarter of 1998. The increase was primarily due to higher legal expenses. General and administrative expenses as a percentage of revenues increased to 5.2% in the second quarter of 1999 from 4.6% in the second quarter of 1998.

Operating Profit. Due to the above items, operating profit increased to $5.9 million in the second quarter of 1999 from $5.8 million in the second quarter of 1998. As a percentage of revenues, operating profit increased to 5.6% in the second quarter of 1999 from 5.3% in the second quarter of 1998.

Interest Expense - Net. Interest expense remained constant at $4.9 million. The Company's average stated interest rate was 11.5% in the second quarter of both 1999 and 1998. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $159.8 million in the second quarter of 1999 from $160.1 million in the second quarter of 1998.


Twenty-six weeks ended June 29, 1998 and June 28, 1999:

Revenues. Total revenues decreased to $214.1 million in 1999 from $223.0 million in 1998. Same-store-sales decreased 1.7%. During the twenty-six weeks ended June 28, 1999, the Company closed three restaurants and converted six Grandy's restaurants from company-owned to franchised restaurants. There were 215 restaurants operating as of June 28, 1999 and 229 operating as of June 29, 1998.

Black Angus revenues decreased 0.7% to $138.8 million in 1999 as compared to the same period in 1998. The decrease consisted of $2.2 million from discontinuing late-night entertainment at eight restaurants and $1.8 million from two restaurants closed at the end of the leases. These amounts were partially offset by a $1.8 million, or a 1.4%, increase in same-store-sales (excluding late-night entertainment and discontinued lunch) and a $1.2 million increase related to one new store opened in the third quarter of 1998.

Grandy's revenues decreased 14.0% to $31.9 million in 1999 as compared to the same period in 1998. The decrease consisted of $3.3 million from six closed restaurants and six restaurants converted from company-owned restaurants to franchised operations at the end of the first quarter of 1999 as well as $2.0 million, or a 6.4% decline in same store sales. Franchise revenues improved $0.1 million primarily because of franchise fees related to six company-owned restaurants converted to franchised restaurants at the end of the first quarter of 1999.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) decreased 5.7% to $43.5 million in 1999 compared to 1998. The decrease consisted of $1.7 million from the closure of three restaurants during 1998 and 1999 and $1.1 million, or a 2.6% decline in same-store-sales, offset in part by $0.2 million related to the opening of one new restaurant in 1998. The Company closed one restaurant in the first quarter of 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased to 31.4% in 1999 from 31.8% in 1998. The decrease was related primarily to seafood and produce costs.

Payroll Costs. As a percentage of revenues, labor costs increased to 30.1% in 1999 from 29.9% in 1998, primarily as a result of higher management payroll costs at Black Angus.

Direct Operating Costs. As a percentage of revenues, these costs remained constant at 24.6%.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization decreased to 3.2% in 1999 from 3.3% in 1998. The decrease was primarily from the non-cash reduction of the historical costs of certain long-lived assets at the end of 1998.

General and Administrative Expenses. General and administrative expenses remained constant at $10.5 million. General and administrative expenses, as a percentage of revenues, increased to 4.9% in 1999 from 4.7% in 1998.

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

Operating Profit. Due to the above items, operating profit increased to $13.2 million in 1999 from $12.9 million in 1998. As a percentage of revenues, operating profit increased to 6.2% in 1999 from 5.8% in 1998.

Interest Expense - Net. Interest expense decreased to $9.8 million in 1999 from $10.5 million in 1998. The decrease was primarily attributable to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate decreased to 11.3% in 1999 from 12.0% in 1998. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $161.0 million in 1999 from $164.1 million in 1998.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinquishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of June 28, 1999, the Company had cash of $7.4 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 28, 1999, the Company had a working capital deficit of $33.3 million.

In conjunction with the Company's plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company received proceeds of $2.9 million related to the conversion of restaurants in 1999. The Company continues to market its Grandy's restaurants for franchising; however, the timing and amount of proceeds from the conversion of other restaurants cannot be determined. The Company is required to reinvest the net proceeds as capital expenditures or to pay down outstanding debt.

The Company estimates that capital expenditures of $6.0 million to $8.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $5.7 million and $5.0 million in 1999 and 1998, respectively. The Company estimates that capital expenditures in 1999 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of June 28, 1999 has not materially changed since December 28, 1998. The market risk profile on December 28, 1998 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 28, 1998.

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




                                           AMERICAN RESTAURANT GROUP, INC.
                                                    (Registrant)


Date: August 10, 1999                      By:       /s/ KEN DI LILLO
      ---------------                          ---------------------------------
                                                         Ken Di Lillo
                                               Treasurer and Assistant Secretary

                                 EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
   27.1           Financial Data Schedule