Form 10-Q
period 1999-09-27
AMERICAN RESTAURANT GROUP INC
filed 1999-11-08
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


    (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1999

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


The number of outstanding shares of the Company's Common Stock (one cent par value) as of November 01, 1999 was 128,081.

                        AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.........................   1

              Consolidated Statements of Operations.........................   3

              Consolidated Statements of Cash Flows.........................   4

              Notes to Consolidated Condensed Financial Statements..........   5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................   7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....  11

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................  11

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    DECEMBER 28, 1998 AND SEPTEMBER 27, 1999


ASSETS                                                 December 28,     September 27,
                                                           1998             1999
                                                       ------------     ------------
                                                                          (unaudited)
CURRENT ASSETS:
  Cash                                                 $  8,832,000     $  3,029,000
  Accounts and notes receivable, net of reserve of
    $602,000 and $72,000 at December 28, 1998
    and September 27, 1999, respectively                  4,804,000        4,730,000
  Inventories                                             5,716,000        5,031,000
  Prepaid expenses                                        3,108,000        2,789,000
                                                       ------------     ------------
      Total current assets                               22,460,000       15,579,000
                                                       ------------     ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements                              5,485,000        5,485,000
  Buildings and leasehold improvements                  112,280,000      111,635,000
  Fixtures and equipment                                 84,774,000       80,676,000
  Property held under capital leases                     11,634,000       11,634,000
  Construction in progress                                2,250,000        3,708,000
                                                       ------------     ------------
                                                        216,423,000      213,138,000
  Less -- Accumulated depreciation                      125,858,000      124,717,000
                                                       ------------     ------------
                                                         90,565,000       88,421,000
                                                       ------------     ------------
OTHER ASSETS -- NET                                      37,434,000       34,099,000
                                                       ------------     ------------
    Total Assets                                       $150,459,000     $138,099,000
                                                       ============     ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                      December 28,      September 27,
EQUITY                                                       1998                1999
                                                         -------------      -------------
                                                                             (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                       $  22,937,000      $  25,084,000
  Accrued liabilities                                       18,299,000         12,159,000
  Accrued insurance                                          4,243,000          4,054,000
  Accrued interest                                           7,033,000          2,449,000
  Accrued payroll costs                                      8,194,000          7,167,000
  Current portion of obligations
    under capital leases                                       950,000            942,000
  Current portion of long-term debt                            421,000            484,000
                                                         -------------      -------------
    Total current liabilities                               62,077,000         52,339,000
                                                         -------------      -------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                           6,566,000          5,851,000
  Long-term debt                                           159,506,000        159,299,000
                                                         -------------      -------------
    Total long-term liabilities                            166,072,000        165,150,000
                                                         -------------      -------------
DEFERRED GAIN                                                4,684,000          4,445,000
                                                         -------------      -------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE                                      36,801,000         40,567,000
                                                         -------------      -------------
REDEEMABLE CUMULATIVE PREFERRED STOCK:
  Redeemable cumulative senior
    preferred stock, $0.01 par value;
    1,400,000 shares authorized,
    no shares issued or outstanding                                 --                 --

  Redeemable cumulative junior
    preferred stock, $0.01 par value;
    100,000 shares authorized,
    no shares issued or outstanding                                 --                 --

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 28,
    1998 and September 27, 1999                                  1,000              1,000
  Paid-in capital                                           55,666,000         51,899,000
  Accumulated deficit                                     (174,842,000)      (176,302,000)
                                                         -------------      -------------
    Total common stockholders' deficit                    (119,175,000)      (124,402,000)
                                                         -------------      -------------
   Total liabilities and common stockholders' equity     $ 150,459,000      $ 138,099,000
                                                         =============      =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1998 and SEPTEMBER 27, 1999

    AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1998 and SEPTEMBER 27, 1999

                                   (UNAUDITED)


                                        Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                   --------------------------------      --------------------------------
                                   September 28,      September 27,      September 28,      September 27,
                                       1998                1999               1998               1999
                                   -------------      -------------      -------------      -------------
REVENUES                           $ 101,801,000      $  96,389,000      $ 324,795,000      $ 310,536,000

RESTAURANT COSTS:
  Food and beverage                   32,487,000         30,593,000        103,355,000         97,742,000
  Payroll                             31,909,000         30,072,000         98,621,000         94,588,000
  Direct operating                    26,419,000         24,744,000         81,272,000         77,355,000
  Depreciation and
    amortization                       3,582,000          3,362,000         10,848,000         10,180,000
GENERAL AND ADMINISTRATIVE
  EXPENSES                             5,239,000          7,054,000         15,680,000         17,571,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                        --            540,000                 --            540,000

GRANDY'S FRANCHISE CONVERSION
  PROGRAM:
  Gain on sale of assets                      --             77,000                 --            913,000
  Non-cash charge for assets
    to be disposed                            --            (94,000)                --           (240,000)
                                   -------------      -------------      -------------      -------------
  Operating profit                     2,165,000              7,000         15,019,000         13,233,000
INTEREST EXPENSE, net                  4,869,000          4,796,000         15,330,000         14,573,000
                                   -------------      -------------      -------------      -------------
  Loss before provision
    for income taxes and
    extraordinary gain                (2,704,000)        (4,789,000)          (311,000)        (1,340,000)

PROVISION FOR INCOME
  TAXES                                   52,000             16,000            128,000            120,000
                                   -------------      -------------      -------------      -------------
  Loss before extraordinary
    gain                              (2,756,000)        (4,805,000)          (439,000)        (1,460,000)


EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                      --                 --          9,559,000                 --
                                   -------------      -------------      -------------      -------------
  Net income (loss)                $  (2,756,000)     $  (4,805,000)     $   9,120,000      $  (1,460,000)
                                   =============      =============      =============      =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1998 AND SEPTEMBER 27, 1999

                                   (UNAUDITED)

                                                                               September 28,      September 27,
                                                                                   1998               1999
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                 $ 325,389,000      $ 310,610,000
  Cash paid to suppliers and employees                                          (310,544,000)      (291,877,000)
  Interest paid, net                                                             (20,415,000)       (19,157,000)
  Income taxes paid                                                                 (128,000)           (83,000)
                                                                               -------------      -------------
    Net cash used in
      operating activities                                                        (5,698,000)          (507,000)
                                                                               -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (8,941,000)        (8,118,000)
  Net decrease in other assets                                                       174,000             99,000
  Proceeds from disposition of assets                                                  3,000            453,000
  Proceeds from sale of Grandy's assets                                                   --          3,365,000
                                                                               -------------      -------------
    Net cash used in investing activities                                         (8,764,000)        (4,201,000)
                                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                      (161,000,000)       (10,276,000)
  Borrowings on indebtedness                                                     160,215,000         10,132,000
  Net increase in deferred debt costs                                            (10,631,000)          (228,000)
  Costs included in extraordinary gain on extinguishment
    of debt                                                                       (1,686,000)                --
  Issuance of cumulative preferred stock                                          35,000,000                 --
  Cost related to issuance  of cumulative preferred
    stock                                                                         (2,178,000)                --
  Payments on insurance-related financing                                         (7,450,000)                --
  Payments on capital lease obligations                                             (697,000)          (723,000)
                                                                               -------------      -------------
    Net cash provided by (used in) financing activities                           11,573,000         (1,095,000)
                                                                               -------------      -------------
NET DECREASE IN CASH                                                              (2,889,000)        (5,803,000)

CASH, at beginning of period                                                       5,737,000          8,832,000
                                                                               -------------      -------------
CASH, at end of period                                                         $   2,848,000      $   3,029,000
                                                                               =============      =============

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES:
  Net income (loss)                                                            $   9,120,000      $  (1,460,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Extraordinary gain on
        extinguishment of debt                                                    (9,559,000)                --
      Depreciation and amortization                                               10,848,000         10,180,000
      Loss on impairment of long-lived assets                                             --            540,000
      Non-cash charge for assets to be disposed                                           --            240,000
      Loss on disposition of assets                                                  376,000          1,186,000
      Amortization of deferred gain                                                 (296,000)          (239,000)
      Accretion on indebtedness                                                       21,000                 --
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                                           594,000             74,000
        Inventories                                                                  (53,000)           685,000
        Prepaid expenses                                                             (82,000)           319,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                          (5,516,000)         2,147,000
        Accrued liabilities                                                       (5,687,000)        (8,379,000)
        Accrued insurance                                                          1,292,000           (189,000)
        Accrued interest                                                          (5,106,000)        (4,584,000)
        Accrued payroll                                                           (1,650,000)        (1,027,000)
                                                                               -------------      -------------
           Net cash used in
             operating activities                                              $  (5,698,000)     $    (507,000)
                                                                               =============      =============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of the Company's management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 28, 1998 and September 27, 1999 and the results of its operations for the thirteen weeks and the thirty-nine weeks ended September 28, 1998 and September 27, 1999 and its cash flows for the thirty-nine weeks ended September 28, 1998 and September 27, 1999. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

          The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements are as follows (in thousands, except for number of restaurants):

                             Thirteen Weeks Ended         Thirty-nine Weeks Ended
                           ------------------------      ------------------------
                           Sept. 28,      Sept. 27,      Sept. 28,      Sept. 27,
                              1998           1999           1998          1999
                           ---------      ---------      ---------      ---------
Number of Restaurants
  Black Angus                    101            100            101            100
  Grandy's                        86             66             86             66
  Other Concepts                  39             35             39             35
                           ---------      ---------      ---------      ---------
    Total Consolidated           226            201            226            201
                           =========      =========      =========      =========

Revenues (a)
  Black Angus              $  61,994      $  61,514      $ 201,810      $ 200,308
  Grandy's                    17,232         13,705         54,312         45,607
  Other Concepts              22,575         21,170         68,673         64,621
                           ---------      ---------      ---------      ---------
    Total Consolidated     $ 101,801      $  96,389      $ 324,795      $ 310,536
                           =========      =========      =========      =========

Gross Profit (b)
  Black Angus              $   7,520      $   7,474      $  28,524      $  29,080
  Grandy's                     1,821          1,441          6,824          5,151
  Other Concepts               1,645          2,065          6,199          6,620
                           ---------      ---------      ---------      ---------
    Total Consolidated     $  10,986      $  10,980      $  41,547      $  40,851
                           =========      =========      =========      =========

Net Income (loss) (c)
  Black Angus              $   1,156      $   1,192      $   9,480      $   9,963
  Grandy's                      (539)        (2,501)          (425)        (2,631)
  Other Concepts                (771)          (794)        (1,259)        (1,163)
  Corporate                   (2,550)        (2,686)        (8,107)        (7,509)
                           ---------      ---------      ---------      ---------
    Total Consolidated     $  (2,704)     $  (4,789)     $    (311)     $  (1,340)
                           =========      =========      =========      =========


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

RESULTS OF OPERATIONS

Thirteen weeks ended September 28, 1998 and September 27, 1999:

Revenues. Total revenues decreased to $96.4 million in the third quarter of 1999 from $101.8 million in the third quarter of 1998. Same-store-sales decreased 0.6%. During the third quarter ended September 27, 1999, the Company closed 15 restaurants and converted one Grandy's restaurant from company-owned to franchised. The Company also opened one new Black Angus restaurant and one new restaurant in the Other Concepts. There were 201 restaurants operating as of September 27, 1999 and 226 operating as of September 28, 1998.

Black Angus revenues decreased 0.8% to $61.5 million in the third quarter of 1999 as compared to the same period in 1998. The decrease consisted of $0.9 million from discontinuing late-night entertainment and lunch at three restaurants and $0.8 million related to two restaurants closed at the end of their leases during 1999. These amounts were partially offset by a $0.9 million, or 1.6%, increase in same-store-sales (excluding late-night entertainment and discontinued lunch) and by a $0.3 million increase related to two new stores.

Grandy's revenues decreased 20.5% to $13.7 million in the third quarter of 1999 as compared to the same period in 1998. The decrease consisted of $3.0 million from 16 restaurants closed during 1998 and 1999 and seven restaurants converted from company-owned to franchised operations during 1999 as well as $0.5 million, or 3.7%, decline in same-store-sales. Franchise revenues remained constant.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) decreased 6.2% to $21.2 million in the third quarter 1999 compared to the same quarter in 1998. The decrease consisted of $1.6 million from the closure of five restaurants during 1998 and 1999 and $0.1 million, or 0.6%, decline in same-store-sales. These amounts were partially offset by a $0.3 million increase related to one new restaurant.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased to 31.7% in the third quarter of 1999 from 31.9% in the third quarter of 1998. The decrease was primarily from lower produce and meat costs.

Payroll Costs. As a percentage of revenues, labor costs decreased slightly to 31.2% in the third quarter of 1999 from 31.3% in the third quarter of 1998. The decrease was primarily from lower unit staff payroll costs.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased to 25.7% in the third quarter of 1999 from 26.0% in the third quarter of 1998. The decrease was primarily from lower repair and maintenance expenses and operating supplies.

Depreciation and Amortization. Depreciation and amortization consist of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization remained constant at 3.5%.

General and Administrative Expenses. General and administrative expenses increased to $7.1 million in the third quarter of 1999 from $5.2 million in the third quarter of 1998. The increase was primarily due to a $2.0 million non-cash charge in 1999 related to future lease-related costs associated with recently closed restaurants. General and administrative expenses as a percentage of revenues increased to 7.3% (5.2% before the non-cash charge) in the third quarter of 1999 from 5.1% in the third quarter of 1998.

Non-Cash Charge for Impairment of Long-Lived Assets. In September 1999, fixed assets related to recently closed restaurants were valued at less than their historical costs and resulted in a non-cash charge of $0.5 million.

Grandy's Franchise Conversion Program. In 1998, the Company announced a plan to convert a majority of its company-owned restaurants to franchised restaurants. The Company recorded a $0.1 million gain on the sale of the property and equipment, including applicable lease rights and certain intangible assets, related to the conversion of one restaurant in the third quarter of 1999. It also recorded a $0.1 million non-cash charge related to the conversion program.

Operating Profit. Due to the above items, operating profit decreased to $7,000 in the third quarter of 1999 from $2.2 million in the third quarter of 1998.

Interest Expense - Net. Interest expense decreased to $4.8 million in the third quarter of 1999 from $4.9 million in the third quarter of 1998. The Company's average stated interest rate decreased to 11.3% in the third quarter of 1999 from 11.5% in the third quarter of 1998. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $162.0 million in the third quarter of 1999 from $171.8 million in the third quarter of 1998.


Thirty-nine weeks ended September 28, 1998 and September 27, 1999:

Revenues. Total revenues decreased to $310.5 million in 1999 from $324.8 million in 1998. Same-store-sales decreased 1.2%. During the thirty-nine weeks ended September 27, 1999, the Company closed 18 restaurants and converted seven Grandy's restaurants from company-owned to franchised restaurants. The Company also opened one new Black Angus restaurant and one new restaurant in the Other Concepts. There were 201 restaurants operating as of September 27, 1999 and 226 operating as of September 28, 1998.

Black Angus revenues decreased 0.7% to $200.3 million in 1999 as compared to the same period in 1998. The decrease consisted of $2.9 million from discontinuing late-night entertainment and $2.8 million from four restaurants closed at the end of their leases during 1998 and 1999. These amounts were partially offset by a $2.7 million, or 1.4%, increase in same-store-sales (excluding late-night entertainment and discontinued lunch) and a $1.5 million increase related to two new stores opened in 1998 and 1999.

Grandy's revenues decreased 16.0% to $45.6 million in 1999 as compared to the same period in 1998. The decrease consisted of $6.5 million from 16 restaurants closed during 1998 and 1999 and seven restaurants converted from company-owned restaurants to franchised operations during 1999 as well as $2.3 million, or 5.6%, decline in same store sales. Franchise revenues improved $0.1 million primarily because of franchise fees related to seven company-owned restaurants converted to franchised restaurants during 1999.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) decreased 5.9% to $64.6 million in 1999 compared to 1998. The decrease consisted of $3.3 million from the closure of seven restaurants during 1998 and 1999 and $1.0 million, or 1.6%, decline in same-store-sales, offset in part by $0.3 million related to the opening of one new restaurant in 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs decreased to 31.5% in 1999 from 31.8% in 1998. The decrease was primarily from lower seafood and produce costs.

Payroll Costs. As a percentage of revenues, labor costs increased to 30.5% in 1999 from 30.4% in 1998, primarily as a result of higher management payroll costs at Black Angus.

Direct Operating Costs. As a percentage of revenues, these costs decreased slightly to 24.9% in 1999 from 25.0% in 1998.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization remained constant at 3.3%.

General and Administrative Expenses. General and administrative expenses increased to $17.6 million in 1999 from $15.7 in 1998. The increase was primarily due to a $2.0 million non-cash charge in the third quarter of 1999 related to future lease-related costs associated with recently closed restaurants. General and administrative expenses, as a percentage of revenues, increased to 5.7% (5.0% before the non-cash charge) in 1999 from 4.8% in 1998.

Non-Cash Charge for Impairment of Long-Lived Assets. In 1999, the Company recorded a $0.5 million non-cash charge related to the impairment of long-lived assets at recently closed restaurants.

Grandy's Franchise Conversion Program. The Company recorded a $0.9 million gain on the sale of the property and equipment, including applicable lease rights and certain intangible assets, related to the conversion of restaurants during 1999. It also recorded a $0.2 million non-cash charge related to the conversion program.

Operating Profit. Due to the above items, operating profit decreased to $13.2 million in 1999 from $15.0 million in 1998. As a percentage of revenues, operating profit decreased to 4.3% in 1999 from 4.6% in 1998.

Interest Expense - Net. Interest expense decreased to $14.6 million in 1999 from $15.3 million in 1998. The decrease was primarily attributable to the refinancing of the Company's debt in February 1998. The Company's average stated interest rate decreased to 11.3% in 1999 from 11.8% in 1998. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $161.3 million in 1999 from $162.1 million in 1998.

Extraordinary Gain. The company recognized an extraordinary gain of $9.6 million on the extinguishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of September 27, 1999, the Company had cash of $3.0 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 27, 1999 the Company had a working capital deficit of $36.8 million.

In conjunction with the Company's plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company received proceeds of $3.4 million related to the conversion of restaurants in 1999. The Company continues to market its Grandy's restaurants for franchising; however, the timing and amount of proceeds from the conversion of other restaurants cannot be determined. The Company is required to reinvest the net proceeds as capital expenditures or to pay down outstanding debt.

The Company estimates that capital expenditures of $6.0 million to $8.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $8.1 million and $8.9 million in 1999 and 1998, respectively. The Company estimates that capital expenditures in 1999 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

As a result of the 11.5% senior secured notes issued by the Company in February 1998, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, an interest payment of $9.1 million was made in August 1999.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities (SOP No. 98-5) was issued in April 1998. SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs were expensed as of the end of fiscal year 1998. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the requirements of SOP No. 98-5 to materially affect the Company's financial position or results of operations. Preopening expenses year to date were $0.4 and $0.2 in 1999 and 1998, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of September 27, 1999 has not materially changed since December 28, 1998. The market risk profile on December 28, 1998 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 28, 1998.

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




                                            AMERICAN RESTAURANT GROUP, INC.
                                            -------------------------------
                                                      (Registrant)




Date: November 8, 1999                      By: /s/ KEN DI LILLO
                                               ---------------------------------
                                                         Ken Di Lillo
                                               Treasurer and Assistant Secretary
                                                   (Principal Financial and
                                                      Accounting Officer)

                               INDEX TO EXHIBITS

          Exhibit No.           Description
          -----------           -----------
              27.1              Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.