Form 10-K405
period 1999-12-27
AMERICAN RESTAURANT GROUP INC
filed 2000-03-16
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

           For the fiscal year ended December 27, 1999

                                       or

[   ]      Transition report pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934 (No fee required)

           For the transition period from _______________ to ________________

           Commission file number:   33-48183

                       American Restaurant Group, Inc.
--------------------------------------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter


                 Delaware                                  33-0193602
----------------------------------------         -------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        450 Newport Center Drive
       Newport Beach, California                             92660
----------------------------------------         -------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (949) 721-8000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                        --------------------

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of February 28, 2000, was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I

ITEM 1.           BUSINESS................................................................................        1

ITEM 2.           PROPERTIES..............................................................................        5

ITEM 3.           LEGAL PROCEEDINGS.......................................................................        6

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS......................................        6


PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.....................................................................        6

ITEM 6.           SELECTED FINANCIAL DATA.................................................................        7

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................        8

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................       12

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................       12


PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................       13

ITEM 11.          EXECUTIVE COMPENSATION..................................................................       15

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..........................................................................       17

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................       19


PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
                  AND REPORTS ON FORM 8-K.................................................................       20

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

As of December 27, 1999, the Company operated 193 restaurants located in 15 states, principally California and Texas. The Company operates five restaurant divisions: Black Angus (western-style steakhouses specializing in steak and prime rib), Grandy's (family-oriented, quick-service restaurants specializing in fried and grilled chicken, country-fried steak and country breakfasts), Spoons (casual-style restaurants featuring fajitas, salads and hamburgers), Spectrum (upscale Northern Italian, American and Mexican specialty restaurants) and National Sports Grill (sports-theme restaurants featuring generous portions and microbrewery beers). In addition, as of December 27, 1999, Grandy's franchised 63 restaurants in the southern United States.

DIVISION OVERVIEW

BLACK ANGUS

As of December 27, 1999, Black Angus operated 102 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses located primarily in California, the Pacific Northwest and Arizona. The chain was founded in Seattle in 1964 and is the Company's largest restaurant concept. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and range in size from 6,600 to 12,000 square feet, seating approximately 220 to 350 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

As of December 28, 1992, Black Angus operated 66 in-restaurant lounges which offered disc jockeys, dancing and a focus on the sale of alcoholic beverages during the after-dinner and late-night time periods. While the late-night entertainment business generated favorable profit margins in isolation, management was concerned that this business negatively affected visits by its core customers. Black Angus began limiting its late-night entertainment business in 1992 and subsequently, between 1994 and 1999, phased out its late-night entertainment business in 4 to 19 restaurants per year. By year-end 1999, Black Angus had completed its plan to exit the late-night entertainment business. Most of the dance floors and lounge areas in existing Black Angus restaurants have been remodeled to include additional seating or an open waiting area.

Once the Company decided to phase out its late-night entertainment business, it developed a new restaurant prototype eliminating the dance floor and the lounge area. This new prototype is smaller, approximately 6,700 square feet, and offers the same number of dining seats as the existing restaurants. The Company has opened thirteen of the new prototype design since 1995, three in late 1999. The Company intends to continue to expand the Black Angus division using the new prototype in existing and adjacent markets.

GRANDY'S

As of December 27, 1999, Grandy's operated 56 family-oriented, quick-service restaurants located primarily in Texas and Oklahoma and franchised an additional 63 restaurants primarily in the southern United States. The chain was founded in Lewisville, Texas in 1973. Grandy's restaurants are generally freestanding and are located near shopping malls or other highly visible, heavily traveled areas. The restaurants range in size from 3,800 to 5,200 square feet and have dining areas, which generally seat 130 to 220 customers. All restaurants offer self-service beverages with free refills, and all but one restaurant have drive-thru service. Grandy's restaurants are generally open from 6:00 a.m. to 10:00 p.m. and serve breakfast, lunch and dinner. Grandy's differentiates itself from its competitors by offering complete home-style meals with limited service. Approximately 51% of Grandy's 1999 revenues were for consumption in the dining room as opposed to take- out.

Grandy's franchise agreements generally require initial fees of $15,000 to $30,000 per restaurant, ongoing royalties of 3% to 5% of sales and advertising expenditures of approximately 4% of sales. Grandy's provides certain support functions for franchisees, including initial training and ongoing monitoring and consultations. The Company generally does not provide financing for franchisees.

In July 1998, the Company announced a plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants. The Company intends to sell the property and equipment, including applicable lease rights, and enter into franchise agreements with the purchasers. During 1999, the Company converted twelve company-owned Grandy's restaurants to franchised restaurants.

SPOONS

Spoons, founded in 1978, operated 17 casual-style restaurants as of December 27, 1999, all of which are located in California. Spoons restaurants are generally freestanding, located in heavily traveled areas, ranging in size from 5,500 to 7,800 square feet and seating approximately 200 customers. These full-service restaurants average a 40-minute table turnover and offer booth and table seating in a casual, highly energetic atmosphere. In addition, each restaurant has a lounge area which also serves food. Spoons restaurants are generally open from 11:00 a.m. to 12:00 midnight and feature the same menu all day. During 1999, the Company converted one Spoons restaurant to a casual seafood concept, Crabby Bob's, under a licensing arrangement.

SPECTRUM

Spectrum, founded in 1970, operated 12 unique, upscale, specialty restaurants as of December 27, 1999, all of which are located in California. All restaurants focus on "authentic" Northern Italian, contemporary American or Mexican cuisine. The division includes four Prego restaurants, two Tutto Mare restaurants, two MacArthur Park restaurants and four other restaurants which, although operated under different names, generally concentrate on Northern Italian food. Spectrum restaurants vary in size and physical type but are primarily located proximate to concentrations of young professionals and other upper-income customers. The restaurants are generally open from 11:00 a.m. to 12:00 midnight.

NATIONAL SPORTS GRILL

National Sports Grill, founded in 1993, operated six sports-theme restaurants as of December 27, 1999, all of which are located in California. This concept offers a menu featuring generous portions and microbrewery beers and provides multiple video telecasts of national and regional sporting events as well as interactive video games and other sporting-related games. National Sports Grill restaurants are freestanding and generally range in size from 10,000 to 17,000 square feet, seating approximately 200 to 300 customers. The restaurants feature a bar, a dining area, a billiards area and multiple video screens throughout. National Sports Grill restaurants are typically open from 11:00 a.m. to 2:00 a.m.

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

The Company's cash management system is highly sophisticated with controls down to the server level. Restaurants are required to make daily deposits of cash and the Company uses a centralized cash concentration system which sweeps all of its cash accounts on a daily basis. There is a central accounts payable and check writing system with approximately 6,400 vendors profiled on the system.

The Company uses a combination of in-house and outside-contracted services for its management information system needs. In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant, division and corporate levels. The Company contracts for payroll services and for mainframe-based data processing.

Each restaurant is staffed with a General Manager who is directly responsible for the operation of the restaurant, including product quality, cleanliness, service, inventory, cash control and the appearance and conduct of store employees. Except for Grandy's, most restaurants also have one or two Managers and a Chef. Managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines prescribed by each division.

General Managers are supervised by District Managers, each of whom is responsible for approximately ten restaurants. District Managers, General Managers, Managers and Chefs are eligible for bonuses under each division's extra compensation program, for which goals and objectives are established based on the profitability, sales and other factors relating to the restaurants.

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

EMPLOYEES

At December 27, 1999, the Company employed approximately 9,700 persons, of whom approximately 8,900 were hourly employees in restaurants, approximately 650 were salaried employees in restaurants (Managers and Chefs) and approximately 150 were hourly and salaried employees in divisional and corporate management and administration. Approximately 63% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). None of the Company's facilities are unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

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

ITEM 2.                            PROPERTIES

The following table sets forth, as of December 27, 1999, the number of properties owned or leased by the Company:

                                            Own Land            Lease Land            Lease Land
                                              and                 and Own                 and
                                            Building              Building              Building             Total
                                            --------            ----------            ----------             -----

Operated by the Company                        1                     72                   120                  193
Subleased to Franchisees                      --                     10                     2                   12
Subleased to Third Parties                    --                      1                     4                    5
Closed                                         5                      5                    13                   23
                                              --                     --                   ---                  ---
                                               6                     88                   139                  233
                                              ==                     ==                   ===                  ===

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

The following table sets forth, as of December 27, 1999, the number of Company-operated restaurants by division and state of operation:

                                                          Division
                                ---------------------------------------------------------------
                                                                                       National            Total
State                           Black                                                   Sports          Number of
                                Angus        Grandy's      Spoons      Spectrum          Grill         Restaurants
                                -----        --------      ------      --------        --------        -----------

California                        55            --          17             12              6              90
Texas                             --            43          --             --             --              43
Oklahoma                          --            11          --             --             --              11
Washington                        10            --          --             --             --              10
Arizona                           10            --          --             --             --              10
Minnesota                          6            --          --             --             --               6
Colorado                           5            --          --             --             --               5
Oregon                             4            --          --             --             --               4
Indiana                            3            --          --             --             --               3
Utah                               3            --          --             --             --               3
Hawaii                             2            --          --             --             --               2
Nevada                             2            --          --             --             --               2
New Mexico                         1             1          --             --             --               2
Alaska                             1            --          --             --             --               1
Florida                           --             1          --             --             --               1
                                ----           ---         ---            ---             --            ----

Total                            102            56          17             12              6             193
                                ====           ===         ===            ===             ==            ====

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


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the stockholders of the Company in the fourth quarter of 1999.


                                     PART II

ITEM 5.               MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

As of February 28, 2000, there were six record holders of the 128,081 outstanding shares of the Company's common stock. The Company has never paid dividends to its common stockholders and currently has no plans to do so. There is currently no market for the Company's common stock, nor is such anticipated in the near future.

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE

As of February 28, 2000, there were six record holders of the 44,083 outstanding shares of the Company's cumulative preferred stock. Dividends accrue at a rate of 12% per annum, payable semiannually on February 15 and August 15 of each year. The Company may, at its option, pay dividends in cash or in additional shares of cumulative preferred stock. Stock dividends of 2,360 and 2,499 shares were paid on August 15, 1999 and February 15, 2000, respectively. There is currently no market for the Company's cumulative preferred stock, nor is such anticipated in the near future.

ITEM 6.                      SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for each of the five periods ended December 27, 1999, has been derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                   Year ended (1)
                                                 ---------------------------------------------------------------------
                                                 Dec. 25,       Dec. 30,        Dec. 29,       Dec. 28,       Dec. 27,
                                                   1995         1996(2)           1997           1998          1999
                                                 --------       --------        --------       --------       --------
                                                                 (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus.................................   $243,624       $254,946        $264,175       $265,536       $263,561
  Grandy's....................................    101,839         90,962          78,832         70,799         58,055
  Other concepts..............................    100,503         99,516          97,032         90,593         86,369
                                                 --------       --------        --------       --------       --------
        Total revenues........................    445,966        445,424         440,039        426,928        407,985

RESTAURANT COSTS:
  Food and beverage...........................    138,270        141,032         140,015        135,873        128,267
  Payroll.....................................    134,532        137,104         133,732        130,242        124,827
  Direct operating............................    110,399        114,589         110,502        106,449        101,748
  Depreciation and
    amortization..............................     22,819         20,386          19,627         14,638         13,451
                                                 --------       --------        --------       --------       --------
      Total restaurant costs..................    406,020        413,111         403,876        387,202        368,293

General and administrative
  expenses....................................     31,360         28,086          29,360         22,357         23,757

Non-cash charge for impairment
  of long-lived assets........................     20,178         13,205           3,047          1,415          1,499

Grandy's Franchise Conversion:
  Gain on sale of assets......................      --             --              --             --               619
  Non-cash charge for assets to
    be disposed...............................      --             --              --             5,034          1,203

Operating profit (loss).......................    (11,592)        (8,978)          3,756         10,920         13,852

Interest expense, net.........................     28,004         27,714          23,985         20,269         19,450

Net loss before
  extraordinary gain (loss)...................    (39,662)       (36,773)        (20,292)        (9,416)        (5,668)

Extraordinary gain (loss) on
  extinguishment of debt......................      --            (1,688)          --             9,559          --

Net income (loss).............................   $(39,662)      $(38,461)       $(20,292)      $    143       $ (5,668)


BALANCE SHEET DATA:
Plant and equipment, net......................   $171,030       $101,169        $ 92,322       $ 90,565       $ 87,500
Total assets..................................    249,053        172,129         152,011        150,459        142,729
Long-term obligations,
  including current portion...................    233,011        182,137         181,399        167,443        167,340
Cumulative preferred stock,
  mandatorily redeemable......................      --             --              --            36,801         41,914
Redeemable cumulative
  preferred stock.............................      --             --              --             --              --
Common stockholders'
  equity (deficit)............................    (60,099)       (91,446)       (111,738)      (119,175)      (129,957)

-------------------

(1) The Company's obligations under its 11.5% senior secured notes (the "Notes") due 2003 are guaranteed by each of its direct subsidiaries (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because the Subsidiary Guarantors are unconditionally jointly and severally liable for the obligations of the Company under the Notes pursuant to such guarantees. The aggregate net assets, earnings and equity of such Subsidiary Guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

(2)      The year ended December 30, 1996, included 53 weeks.


ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 29, 1997, December 28, 1998 and December 27, 1999:

Revenues. Total revenues decreased 3.0% from $440.0 million in 1997 to $426.9 million in 1998 followed by a 4.4% decrease to $408.0 million in 1999. Same-store-sales for 1999 decreased 1.2% from 1998. Four new restaurant openings during 1999 were offset by the closure of 23 restaurants and by the conversion of 12 Grandy's restaurants to franchised restaurants. There were 231, 224 and 193 restaurants operating at the end of 1997, 1998 and 1999, respectively.

Black Angus revenues increased 0.5% from $264.2 million in 1997 to $265.5 million in 1998 and then decreased 0.7% to $263.6 million in 1999. The decrease in 1999 was primarily due to a $3.9 million decrease from three restaurants which closed at the end of the leases and a $3.7 million decrease due to the closure of late-night entertainment at four restaurants. This decrease was partially offset by a $2.1 million increase in same-store-sales (excluding late-night entertainment) and a $3.6 million increase resulting from the addition of three new restaurants in the second half of 1999. Same-store-sales increased 0.9% (decreased 0.5% including late-night entertainment) in 1999.

Grandy's revenues decreased 10.2% from $78.8 million in 1997 to $70.8 million in 1998 followed by a 18.0% decrease to $58.1 million in 1999. The decrease in 1999 resulted from a $6.1 decrease due to the conversion of 12 company-owned restaurants to franchised restaurants during 1999, a $4.4 million decrease due to the closure of 21 restaurants during 1998 and 1999 and a $2.6 million, or a 5.6%, decline in same-store-sales. Franchise income increased $0.4 million due to franchise fees related to the conversions. Franchise revenues were $2.6 million, $1.8 million and $2.2 million in 1997, 1998 and 1999, respectively.

Revenues from other concepts (Spoons, Spectrum and National Sports Grill) decreased 6.6% from $97.0 million in 1997 to $90.6 million in 1998 and then decreased 4.7% to $86.4 million in 1999. Revenues declined $4.5 million due to the closure of seven restaurants in 1998 and 1999 and a $0.5 million decrease in same-store-sales. The decrease was partially offset by $0.8 million related to the opening of one new restaurant in 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs remained constant at 31.8% in 1997 and 1998 and decreased to 31.4% in 1999. The decrease is due primarily to lower produce costs.

Payroll Costs. As a percentage of revenues, labor costs increased from 30.4% in 1997 to 30.5% in 1998 and then increased to 30.6% in 1999. The increase relates primarily to higher restaurant management costs at Black Angus due to an increase in the average number of managers per restaurant.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased from 25.1% in 1997 to 24.9% in 1998 and remained constant at 24.9% in 1999. The decrease in 1998 was primarily a result of lower occupancy costs related to the ending of certain equipment leases and disposition of closed units as well as lower general liability expenses.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, division and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization decreased from 4.5% in 1997 to 3.4% in 1998 and then decreased slightly to 3.3% in 1999. The decrease in 1998 was primarily due to the reduction in amortization of deferred debt costs related to the refinancing of the Company's debt in February 1998.

General and Administrative Expenses. General and administrative expenses as a percentage of revenues were 6.7% in 1997, 5.2% in 1998 and 5.8% in 1999. The increase in 1999 was primarily due to a $1.8 million increase in non-cash charges related to future lease-related costs associated with restaurants closed during 1999 and higher legal expenses partially offset by lower corporate overhead expenses. The decrease in 1998 was primarily due to a $3.5 million decrease in corporate overhead resulting from the implementation of the Company's strategy to reduce overhead expenses and a $3.4 million decrease in non-cash charges for costs associated with closed units.

Non-Cash Charge for Impairment of Long-Lived Assets. During 1999 certain assets, including fixed assets and certain related intangible assets, were valued at less than their historic costs and resulted in a non-cash charge of $1.5 million. This non-cash charge was 0.4% of revenues. Similar non-cash charges of $3.0 million and $1.4 million were recorded in 1997 and 1998, respectively.

Grandy's Franchise Conversion Program. In conjunction with the plan announced in July 1998 to convert a majority of company-owned Grandy's restaurants to franchised restaurants, the Company recognized a $0.6 million gain on the sale of the property and equipment, including applicable lease rights and certain intangible assets, during 1999. The Company also recorded a $1.2 million non-cash charge related to fixed assets and certain intangible assets valued at less than their historical costs. A similar non-cash charge of $5.0 million was recorded in 1998.

Operating Profit. As a result of the items discussed above, operating profit of $3.8 million in 1997 improved to $10.9 million in 1998 and then improved to $13.9 million in 1999. The Company's divisions are not uniform in revenues, size or profitability. For example, for the fiscal year ended 1999, operating profit, excluding non-cash charges and certain corporate general and administrative expenses, at Black Angus was $22.1 million, Grandy's, $4.2 million and the Other Concepts, $2.2 million.

Interest Expense - Net. Interest expense decreased from $24.0 million in 1997 to $20.3 million in 1998 and then decreased to $19.4 million in 1999. The average interest rate on Company borrowings was 12.3%, 11.7% and 11.3% for 1997, 1998 and 1999, respectively. Average borrowings (excluding capitalized lease obligations) decreased from $171.7 million in 1997 to $161.6 million in 1998 and then increased to $162.0 million in 1999.

Income Taxes. Income taxes increased from a provision of $63,000 in 1997 to $67,000 in 1998 and then increased to $70,000 in 1999. The provisions represent amounts provided for certain minimum state income taxes.

Extraordinary Gain. The Company recognized an extraordinary gain of $9.6 million on the extinguishment of debt in 1998. This gain resulted from the refinancing of the Company's debt in February 1998. There were no extraordinary gains in 1997 or 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of December 27, 1999, the Company had cash of approximately $9.2 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 27, 1999, the Company had a working capital deficit of $37.8 million.

In conjunction with the Company's plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company received proceeds of $4.7 million related to the conversion of restaurants in 1999. Since December 27, 1999, the Company has received proceeds of $0.9 million for conversions during the first two months of 2000. The Company continues to market its Grandy's restaurants for franchising; however, the timing and amount of proceeds from the conversion of other restaurants cannot be determined. The Company is required to reinvest the net proceeds as capital expenditures or to pay down outstanding debt.

The Company estimates that capital expenditures of $6.0 million to $8.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 to $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures were $4.6 million in 1997, $12.3 million in 1998, and $12.2 million in 1999. New store capital expenditures included in these amounts were $0.4 million, $1.9 million and $1.5 million for 1997, 1998 and 1999, respectively. The Company estimates that capital expenditures in 2000 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

As a result of the 11.5% senior secured notes issued by the Company in February 1998, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, the Company made total interest payments of $18.2 million during 1999.

Substantially all assets of the Company are pledged to its senior lenders. In addition, the Subsidiary Guarantors guaranteed the indebtedness owed by the Company and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.

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

YEAR 2000 COMPLIANCE

In 1997, the Company began assessing the Year 2000 issues that might affect it. The Year 2000 issues the Company addressed included ensuring (i) its information technology systems (hardware and software) enabled it to manage and operate its business and (ii) its non-information technology systems (including heating, air conditioning and security systems) will continue to operate. The Company completed its schedule for Year 2000 compliance in late 1999 and did not believe it had material potential liability to third parties if its systems were not Year 2000 compliant.

The Company received written responses from third parties with which it had material relationships. All of the responses received indicated the suppliers had timely resolved their Year 2000 issues.

The Company's costs of compliance with the Year 2000 requirements were immaterial because it was in the process of upgrading or establishing systems in the normal course of business.

The Company has not, to date, experienced any significant problems with its systems or third party relationships as a result of the January 1, 2000 date change. There has been no material adverse effect on its business, results of operations or financial position as a result of Year 2000 issues.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position ("SOP") Number 98-5, "Reporting on the Costs of Start-up Activities" issued in April 1998 was adopted by the Company effective December 28, 1998. SOP No. 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Any previously deferred preopening costs were expensed as of the end of fiscal year 1998. New restaurant openings are typically staggered throughout the year and, therefore, the Company does not anticipate the requirements of SOP No. 98-5 to materially affect the Company's financial position or results of operations. Preopening expenses were $2.1 million, $0.6 million, and $0.8 million in 1997, 1998 and 1999, respectively.

Statement of Financial Accounting Standards ("SFAS") Number 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 137, "Accounting for Derivative and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133, until the Company's first quarter financial statements in fiscal 2001. The Company is currently not involved in derivative instruments or hedging activities and will measure the impact of this statement as it becomes appropriate.

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:

              NAME                               AGE                 POSITION WITH COMPANY
     ------------------------                    ---        --------------------------------------------------

     Anwar S. Soliman                             62        Chairman, Chief Executive Officer,
                                                            Director
     Ralph S. Roberts                             57        President, Chief Operating Officer,
                                                            Director
     William J. McCaffrey, Jr.                    53        Vice President
     Patrick J. Kelvie, Esq.                      48        Vice President, Secretary and General Counsel
     Ken A. Di Lillo                              45        Vice President - Finance, Treasurer and  Assistant
                                                            Secretary
     Robert D. Beyer                              40        Director
     George G. Golleher                           52        Director
     M. Brent Stevens                             39        Director

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

Robert D. Beyer. Mr. Beyer was elected as a Director of the Company in 1998. Mr. Beyer has served as Group Managing Director of Trust Company of the West ("TCW") since 1995. Mr. Beyer was Co-Chief Executive Officer of Cresent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1986 to 1991, Mr. Beyer was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated. From 1983 to 1986, Mr. Beyer was a member of the Investment Banking Department of Bear, Stearns & Co., Inc. Mr. Beyer is also a Director of The Kroger Co. and a commissioner of the Los Angeles City Employees Retirement System.

George G. Golleher. Mr. Golleher was elected as a Director of the Company in 1998. Mr. Golleher was President and Chief Operating Officer of Fred Meyer, Inc., from March 1998 until his retirement in July 1999. Mr. Golleher was Chief Executive Officer of Ralphs Grocery Company ("Ralphs") from January 1996 to March 1998 and was Vice Chairman from June 1995 to January 1996. Mr. Golleher was a Director of F4L Supermarkets since its inception in 1989 and was the President and Chief Operating Officer of F4L Supermarkets from January 1990 until its merger with Ralphs. From 1986 through 1989, Mr. Golleher served as Senior Vice President - Finance and Administration of the Boys Markets, Inc. Mr. Golleher served as a Director of Dominick's Finer Foods, Inc. from March 1995 until October 1996 and currently serves as a Director of Prandium, Inc., Cyrk, Inc., and Checkout.com.

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

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                                           ----------------------------------
                       ANNUAL COMPENSATION                                       AWARDS               PAYOUTS
------------------------------------------------------------------------   -----------------------    -------
                                                                 OTHER                     NUMBER                    ALL
                                                                 ANNUAL    RESTRICTED        OF                     OTHER
      NAME AND                                                  COMPEN-      STOCK        OPTIONS/     LTIP        COMPEN-
PRINCIPAL POSITION             YEAR      SALARY      BONUS      SATION(a)   AWARD(S)        SARS      PAYOUTS     SATION(b)
------------------             ----      ------      -----      ---------  ----------     --------    -------     ---------

ANWAR S. SOLIMAN               1999    $  740,188   $    0       $293,831      --            --         --        $29,646
(CHAIRMAN AND CEO)             1998       740,188        0        105,626      --            --         --         37,907
                               1997       945,793        0         99,975      --            --         --         24,300

RALPH S. ROBERTS               1999       422,961        0        119,315      --            --         --         10,620
(PRESIDENT AND COO)            1998       422,961        0         53,073      --            --         --         13,050
                               1997       558,181        0         50,360      --            --         --         13,050

WILLIAM J. MCCAFFREY, JR.      1999       195,000        0          3,702      --            --         --          9,620
(VICE PRESIDENT)               1998       195,000   39,012          3,850      --            --         --         16,931
                               1997       252,500        0          3,850      --            --         --         17,525

PATRICK J. KELVIE              1999       195,000        0             0       --            --         --          1,318
(VICE PRESIDENT,               1998       195,000        0             0       --            --         --          1,512
SECRETARY AND                  1997       188,077   30,000             0       --            --         --          1,312
GENERAL COUNSEL)

KEN A. DI LILLO                1999       171,538   30,000             0       --            --         --          1,278
(V.P. FINANCE, TREASURER       1998       160,000        0             0       --            --         --          1,426
AND ASST.SECRETARY)            1997       158,077   30,000             0       --            --         --          1,180


-----------------------

(a) Amounts shown are for reimbursement during the fiscal year for the payment of premiums and income taxes thereon relating to executive life and disability plans. In addition, the Company maintains key man life insurance policies for the benefit of the Company on Mr. Soliman.

(b) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $29,646, $10,620, and $8,307 for Messrs. Soliman, Roberts, and McCaffrey, respectively; Company matching contributions to a 401(k) plan of $1,313, $1,318 and $1,278 for Messrs. McCaffrey, Kelvie and Di Lillo, respectively.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to each executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                                              BASE  TERMINATION
NAME OF INDIVIDUAL              CAPACITY IN WHICH SERVED                                    SALARY           DATE
------------------              ------------------------                                    ------           ----

Anwar S. Soliman                Chairman and Chief Executive Officer                      $  740,188       12/31/00
Ralph S. Roberts                President and Chief Operating Officer                        422,961       12/31/00

Each of the agreements provides, among other things, for adjustments to the base salaries and automatic extensions of the termination date. The agreements also provide for certain other benefits, including, in the case of Mr. Soliman, one year's pay equal to his then salary in the event of disability or death; in the case of Mr. Roberts, one year's pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreements of Mr. Soliman and Mr. Roberts each provide six months' pay if either executive terminates his employment for cause. None of the Company's employment agreements provides for any salary obligations in the event of termination by the Company for cause.

SAVINGS PLAN

The Company currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $10,000 for 1999). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump sum form. Distributable benefits are based on the value of the participant's individual account balance which is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 1999, 100% of the Company matching contributions were vested for Messrs. McCaffrey, Kelvie and Di Lillo.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock (as if the Warrants and any other outstanding warrants were exercised), as of February 28, 2000, by (i) each of the Company's directors, (ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person believed by the Company to own beneficially more than 5% of the Company's outstanding common stock. Pursuant to the Voting Trust Agreement, Anwar S. Soliman controls Holdings and, accordingly, together with his direct ownership of common stock and the New Voting Trust Agreement (as described below), effectively controls the voting of all (without giving effect to the exercise of Warrants and any other outstanding warrants) the outstanding common stock, subject to the terms of the Securityholders Agreement as described below.

                                            Amount and Nature of             Percent of                  Percent of
Name and Address                            Beneficial Ownership          Outstanding Class           Diluted Class (1)
----------------                            --------------------          -----------------           -----------------

Anwar S. Soliman                              19,990 (2)                        15.6%                        8.6%
Roberts Family Limited
  Partnership                                  9,702                             7.6                         4.2
William J. McCaffrey, Jr.                      2,426                             1.9                         1.0
Patrick J. Kelvie                                387                             0.3                         0.2
Ken A. Di Lillo                                 --                               --                          --
Robert D. Beyer (3)                             --                               --                          --
George G. Golleher (4)                          --                               --                          --
M. Brent Stevens (5)                            --                               --                          --
American Restaurant Group
Holdings, Inc. (6)                            93,150                            72.7                        40.0
All directors and officers
  of the company as a group (8
  persons)                                    32,505                            25.4                        14.0
TCW Investors (7)                             55,558 (8)                          -                         23.9


(1)  Gives effect to the exercise of all outstanding warrants.

(2) Does not include 14,941 shares of the common stock which Mr. Soliman is deemed to be the owner of pursuant to the New Voting Trust Agreement.

(3) Does not include shares deemed to be beneficially owned by the TCW Investors (as defined herein). Robert D. Beyer is a Group Managing Director of TCW, of which TCW Group (see footnote (8) below) and the TCW Investors are affiliates. Mr. Beyer shares investment power for the following TCW
     Investors: TCW Shared Opportunity Fund II L.P., TCW Leveraged Income Trust, L.P. and TCW Shared Opportunity Fund IIB, LLC. See footnote (7) below.

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

(7) TCW Shared Opportunity Fund II., L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB, LLC.

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

As of February 28, 2000, holders of the Company's preferred stock held warrants for 41% of the common stock on a diluted basis.


STOCK OPTION PLANS

In August 1999, the Company approved increasing the stock ownership by certain management shareholders to 30% of the fully diluted number of shares of common stock or 49,902 shares. The shares are to be awarded to the management shareholders upon the Company meeting specified goals. The shares will be allocated based on the ownership of each shareholder in relation to the total common stock ownership at the time of distribution.


SECURITYHOLDERS AGREEMENT

In connection with the February 1998 recapitalization plan, each of Holdings, the Management Stockholders, Jefferies & Company, Inc. (the "Initial Purchaser" of the Notes), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB, LLC (collectively, the "TCW Investors") and TCW Asset Management Company entered into a securityholders' agreement concerning the Company (the "Securityholders Agreement"). The Securityholders Agreement provides that the parties will agree to vote all of their shares of the Company's equity securities so that the composition of the Company's Board of Directors consists of five members, two of whom will be management nominees, two of whom will be nominees of the TCW Investors and one of whom, the Remaining Director, will be an independent director designated by the Initial Purchaser; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company's common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company's common stock being listed for trading on any of the New York Stock Exchange, the NASDAQ National Market or the American Stock Exchange (the "Public Company Date") the TCW Investors and management will mutually choose the Remaining Director and the Initial Purchaser will no longer have any right to designate a director. The Securityholders Agreement does not limit the rights of the holders of the preferred stock under the Certificate of Designation to elect additional directors to serve on the Company's Board of Directors in certain circumstances.

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

       Exhibit No.                            Description

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


         27             Financial Data Schedule

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

                                    SIGNATURE

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



/s/ ANWAR S. SOLIMAN                      Chairman, Chief Executive                         March 16, 2000
----------------------                      Officer and Director
  Anwar S. Soliman                      (Principal Executive Officer)



/s/ KEN A. DI LILLO                             Treasurer and                               March 16, 2000
----------------------                      Assistant Secretary
  Ken A. Di Lillo                          (Principal Financial
                                          and Accounting Officer)



/s/ RALPH S. ROBERTS                     President, Chief Operating                         March 16, 2000
----------------------                      Officer and Director
  Ralph S. Roberts



/s/ ROBERT D. BEYER                               Director                                  March 16, 2000
----------------------
  Robert D. Beyer



/s/ GEORGE G. GOLLEHER                            Director                                  March 16, 2000
----------------------
  George G. Golleher



/s/ M. BRENT STEVENS                              Director                                  March 16, 2000
----------------------
  M. Brent Stevens

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                   PAGE
                                                                                                                   ----

Report of Independent Public Accountants..................................................................         F-2

Consolidated Balance Sheets as of December 28, 1998
         and December 27, 1999............................................................................         F-3

Consolidated Statements of Operations for the Years Ended
         December 29, 1997, December 28, 1998
         and December 27, 1999............................................................................         F-5

Consolidated Statements of Common Stockholders'
         Equity for the Years Ended December 29, 1997,
         December 28, 1998 and December 27, 1999..........................................................         F-6

Consolidated Statements of Cash Flows for the Years
         Ended December 29, 1997, December 28, 1998
         and December 27, 1999............................................................................         F-7

Notes to Consolidated Financial Statements................................................................         F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 28, 1998 and December 27, 1999, and the related consolidated statements of operations, common stockholders' equity (deficit) and cash flows for the years ended December 29, 1997, December 28, 1998 and December 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 28, 1998 and December 27, 1999, and the results of their operations and their cash flows for the years ended December 29, 1997, December 28, 1998 and December 27, 1999, in conformity with accounting principles generally accepted in the United States.






                                        ARTHUR ANDERSEN LLP


Orange County, California
February 28, 2000

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 28, 1998 AND DECEMBER 27, 1999



ASSETS

                                                                December 28,              December 27,
                                                                    1998                      1999
                                                               -------------             -------------

         CURRENT ASSETS:
           Cash                                                $   8,832,000             $   9,217,000
           Accounts receivable, net of
             reserve of $602,000 and
             $494,000 at December 28, 1998
             and December 27, 1999,
             respectively                                          4,504,000                 4,144,000
           Notes receivable                                          300,000                     --
           Inventories                                             5,716,000                 5,203,000
           Prepaid expenses                                        3,108,000                 4,103,000
                                                               -------------             -------------

                  Total current assets                            22,460,000                22,667,000
                                                               -------------             -------------

         PROPERTY AND EQUIPMENT:
           Land and land improvements                              5,485,000                 5,482,000
           Buildings and leasehold
             improvements                                        112,280,000               109,333,000
           Fixtures and equipment                                 84,774,000                77,780,000
           Property held under capital
             leases                                               11,634,000                11,508,000
           Construction in progress                                2,250,000                 4,334,000
                                                               -------------             -------------

                                                                 216,423,000               208,437,000
           Less -- Accumulated depreciation                      125,858,000               120,937,000
                                                               -------------             -------------

                                                                  90,565,000                87,500,000

         OTHER ASSETS:
           Intangible assets                                      11,334,000                10,695,000
           Deferred debt costs                                    10,818,000                11,061,000
           Leasehold interests                                     9,518,000                 8,660,000
           Franchise rights                                        3,945,000                 3,945,000
           Liquor licenses and other                               6,447,000                 6,469,000
           Cost in excess of net assets
             acquired                                             11,219,000                10,502,000
                                                               -------------             -------------

                                                                  53,281,000                51,332,000
           Less -- Accumulated amortization                       15,847,000                18,770,000
                                                               -------------             -------------

                                                                  37,434,000                32,562,000
                                                               -------------             -------------

                  Total assets                                 $ 150,459,000             $ 142,729,000
                                                               =============             =============


            (consolidated balance sheets continued on following page)

 The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                                     December 28,              December 27,
                                                                         1998                      1999
                                                                    --------------            --------------

         CURRENT LIABILITIES:
           Accounts payable                                         $   22,937,000            $   20,792,000
           Accrued liabilities                                          18,299,000                19,557,000
           Accrued insurance                                             4,243,000                 4,196,000
           Accrued interest                                              7,033,000                 7,010,000
           Accrued payroll costs                                         8,194,000                 7,482,000
           Current portion of obligations
             under capital leases                                          950,000                   967,000
           Current portion of long-term debt                               421,000                   477,000
                                                                    --------------            --------------

                  Total current liabilities                             62,077,000                60,481,000
                                                                    --------------            --------------


         LONG-TERM LIABILITIES, net of current portion:
           Obligations under capital leases                              6,566,000                 5,599,000
           Long-term debt                                              159,506,000               160,297,000
                                                                    --------------            --------------

                  Total long-term
                    liabilities                                        166,072,000               165,896,000
                                                                    --------------            --------------

         DEFERRED GAIN                                                   4,684,000                 4,395,000
                                                                    --------------            --------------


         COMMITMENTS AND CONTINGENCIES


         CUMULATIVE PREFERRED STOCK,
           MANDATORILY REDEEMABLE                                       36,801,000                41,914,000
                                                                    --------------            --------------


         COMMON STOCKHOLDERS' EQUITY:
           Common stock                                                      1,000                     1,000
           Paid-in capital                                              55,666,000                50,552,000
           Accumulated deficit                                        (174,842,000)             (180,510,000)
                                                                    --------------            --------------

                  Total common stockholders'
                    deficit                                           (119,175,000)             (129,957,000)
                                                                    --------------            --------------

                  Total liabilities and
                    common stockholders'
                    equity                                          $  150,459,000            $  142,729,000
                                                                    ==============            ==============



 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 29, 1997, DECEMBER 28, 1998

                             AND DECEMBER 27, 1999



                                                                                 Year ended
                                                          -------------------------------------------------------
                                                          December 29,          December 28,         December 27,
                                                              1997                  1998                 1999
                                                         -------------         -------------         ------------

REVENUES                                                 $ 440,039,000         $ 426,928,000        $ 407,985,000
                                                         -------------         -------------         ------------

RESTAURANT COSTS:
  Food and beverage                                        140,015,000           135,873,000          128,267,000
  Payroll                                                  133,732,000           130,242,000          124,827,000
  Direct operating                                         110,502,000           106,449,000          101,748,000
  Depreciation and amortization                             19,627,000            14,638,000           13,451,000

GENERAL AND ADMINISTRATIVE EXPENSES                         29,360,000            22,357,000           23,757,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                                       3,047,000             1,415,000            1,499,000

GRANDY'S FRANCHISE CONVERSION
  PROGRAM:
  Gain on sale of assets                                        --                    --                  619,000
  Non-cash charge for assets to
    be disposed                                                 --                 5,034,000            1,203,000
                                                         -------------         -------------         ------------

  Operating profit                                           3,756,000            10,920,000           13,852,000


INTEREST EXPENSE, net                                       23,985,000            20,269,000           19,450,000
                                                         -------------         -------------         ------------

  Loss before provision
    for income taxes and
    extraordinary gain                                     (20,229,000)           (9,349,000)          (5,598,000)

PROVISION FOR INCOME TAXES                                      63,000                67,000               70,000

  Loss before extraordinary item                           (20,292,000)           (9,416,000)          (5,668,000)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                        --                 9,559,000               --
                                                         -------------         -------------         ------------

  Net income (loss)                                      $ (20,292,000)        $     143,000         $ (5,668,000)
                                                         =============         =============         ============




 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 29, 1997, DECEMBER 28, 1998

                              AND DECEMBER 27, 1999



                                   Common            Paid-in           Accumulated
                                    Stock            Capital             Deficit             Total
                                -------------     -------------      --------------      -------------

BALANCE, December 30, 1996      $       1,000     $  63,246,000      $ (154,693,000)     $ (91,446,000)

  Net loss                                 --                --         (20,292,000)       (20,292,000)
                                -------------     -------------      --------------      -------------

BALANCE, December 29, 1997              1,000        63,246,000        (174,985,000)      (111,738,000)

  Net income                               --                --             143,000            143,000
  Amortization of cost
    related to the issuance
    of preferred stock                     --          (332,000)                 --           (332,000)
  Dividends payable,
    preferred stock                        --        (3,648,000)                 --         (3,648,000)
  Non-cash distribution to
    parent                                 --        (3,600,000)                 --         (3,600,000)
                                -------------     -------------      --------------      -------------

BALANCE, December 28, 1998              1,000        55,666,000        (174,842,000)      (119,175,000)
                                -------------     -------------      --------------      -------------

  Net loss                                 --                --          (5,668,000)        (5,668,000)
  Amortization of cost
    related to the issuance
    of preferred stock                     --          (399,000)                 --           (399,000)
  Dividends payable,
    preferred stock                        --        (4,715,000)                 --         (4,715,000)
                                -------------     -------------      --------------      -------------

BALANCE, December 27, 1999      $       1,000     $  50,552,000      $ (180,510,000)     $(129,957,000)
                                =============     =============      ==============      =============



 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 29, 1997, DECEMBER 28, 1998

                              AND DECEMBER 27, 1999


                                                                             Year ended

                                                     December 29,          December 28,     December 27,
                                                         1997                  1998             1999
                                                    -------------      -------------      -------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                    $ 440,695,000      $ 428,403,000      $ 408,517,000

    Cash paid to suppliers and
      employees                                      (417,714,000)      (403,321,000)      (380,648,000)
    Interest paid, net                                (17,358,000)       (20,729,000)       (19,473,000)
    Income taxes paid                                     (30,000)          (144,000)           (96,000)
                                                    -------------      -------------      -------------

      Net cash provided by
        operating activities                            5,593,000          4,209,000          8,300,000
                                                    -------------      -------------      -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                               (4,650,000)       (12,316,000)       (12,237,000)
    Net (increase) decrease in other
      assets                                             (945,000)           155,000           (518,000)
    Proceeds from disposition of assets                   620,000              9,000            471,000
    Proceeds from sale of Grandy's
      conversion assets                                        --                 --          4,715,000
                                                    -------------      -------------      -------------

      Net cash used in
        investing activities                           (4,975,000)       (12,152,000)        (7,569,000)
                                                    -------------      -------------      -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on indebtedness                           (1,334,000)      (163,117,000)       (15,376,000)
    Borrowings on indebtedness                            186,000        162,215,000         16,223,000
    Net increase in deferred debt costs                  (324,000)       (10,818,000)          (243,000)
    Cost included in extraordinary gain
      on extinguishment of debt                                --         (1,686,000)                --
    Issuance of cumulative
      preferred stock                                          --         35,000,000                 --
    Cost related to issuance of
      cumulative preferred stock                               --         (2,179,000)                --
    Payment on insurance related
      financing                                                --         (7,450,000)                --
    Payments on capital lease
      obligations                                        (902,000)          (927,000)          (950,000)
                                                    -------------      -------------      -------------

      Net cash provided by (used in)
        financing activities                           (2,374,000)        11,038,000           (346,000)
                                                    -------------      -------------      -------------

  NET INCREASE (DECREASE) IN CASH                      (1,756,000)         3,095,000            385,000

  CASH, at beginning of period                          7,493,000          5,737,000          8,832,000
                                                    -------------      -------------      -------------

  CASH, at end of period                            $   5,737,000      $   8,832,000      $   9,217,000
                                                    =============      =============      =============

RECONCILIATION OF NET INCOME
  (LOSS) TO NET
CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net income (loss)                                 $ (20,292,000)     $     143,000      $  (5,668,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Extraordinary gain on
        extinguishment of debt                                 --         (9,559,000)                --
      Loss on impairment of long-lived
        assets                                          3,047,000          1,415,000          1,499,000
      Non-cash charge for Grandy's
        assets to be disposed                                  --          5,034,000          1,203,000
      Depreciation and amortization                    19,627,000         14,638,000         13,451,000
      Loss on disposition of assets                     4,806,000          1,529,000          2,912,000
      Amortization of deferred gain                      (523,000)          (599,000)          (289,000)
      Accretion on indebtedness                           110,000             21,000                 --
    (Increase) decrease in current assets:
        Accounts receivable, net                        1,656,000            775,000            232,000
        Notes receivable                               (1,000,000)           700,000            300,000
        Inventories                                       925,000            177,000            513,000
        Prepaid expenses                                 (766,000)            (8,000)          (995,000)
    Increase (decrease) in current liabilities:
        Accounts payable                               (3,974,000)        (6,483,000)        (2,145,000)
        Accrued liabilities                               255,000           (868,000)        (1,931,000)
        Accrued insurance                              (4,597,000)           442,000            (47,000)
        Accrued interest                                6,517,000           (481,000)           (23,000)
        Accrued payroll costs                            (198,000)        (2,667,000)          (712,000)
                                                    -------------      -------------      -------------

          Net cash provided by
            operating activities                    $   5,593,000      $   4,209,000      $   8,300,000
                                                    =============      =============      =============


 The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 29, 1997, DECEMBER 28, 1998 AND DECEMBER 27, 1999


1.       Background and Summary of Significant Accounting Policies

     a.  Company

         American Restaurant Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, operates middle and upper price full-service restaurants, casual-style restaurants and quick-service restaurants primarily in California and Texas. The Company is a subsidiary of American Restaurant Group Holdings, Inc. ("Holdings"), also a Delaware corporation. At year end 1997, 1998 and 1999, the Company and its subsidiaries, collectively referred to herein as the Company, operated 231, 224 and 193 restaurants, respectively.

     b.  Operations

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years. A recapitalization plan was consummated during 1998 (see Note 5, "Long-Term Debt"). This plan substantially eliminated debt principal payments until the year 2003.

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

     e.  Inventories and Prepaid Expenses

         Inventories consist primarily of food, beverages and supplies and are valued at the lower of cost (first-in, first-out method) or market value. When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware and silverware, is recorded as prepaid supplies and is not depreciated; however, all replacements are expensed.

     f.  Advertising Costs

         Advertising costs are accrued as a percentage of sales and expensed during the year. Production costs are allocated to the related advertisements. At year end, production costs for advertisements which have not been aired are included in prepaid expenses. Prepaid advertising costs of $1,199,000 and $1,698,000 were included in prepaid expenses at December 28, 1998 and December 27, 1999, respectively. Advertising expenses included in net income (loss) were $16,995,000, $17,254,000 and $16,174,000 in fiscal years 1997, 1998 and 1999, respectively.

     g.  Preopening Costs

         Effective December 28, 1998, the Company adopted Statement of Position ("SOP") Number 98-5, "Reporting on the Costs of Start-up Activities" which was issued in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has historically accumulated costs incurred in connection with opening a new restaurant and amortized these costs over the initial year of operations. Although not material to the Company's financial position or results of operations, any previously deferred preopening costs were expensed as of the end of fiscal year 1998. Preopening expense was $2,077,000, $582,000 and $815,000 in 1997, 1998 and 1999,
         respectively.

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

     i.  Interest Costs

         Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $90,000, $68,000 and $44,000 for the years ended 1997, 1998 and 1999, respectively.

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

         Estimated useful lives are as follows:

              Intangible assets                             3 to 40 years
              Deferred debt costs                            Term of debt
              Leasehold interests                           Life of lease
              Franchise rights                                   35 years
              Liquor licenses                                    40 years
              Cost in excess of net assets acquired              40 years

         The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                                    December 28,  December 27,
                                                        1998          1999
                                                    ------------  ------------

                         Assembled workforce          $  4,513     $  4,213
                         Goodwill                        2,944        2,741
                         Trademarks/service marks        2,390        2,372
                         Acquisition costs               1,048          982
                         Other                             439          387
                                                      --------     --------

                         Total                        $ 11,334     $ 10,695
                                                      ========     ========

     k.  Insurance

         The Company self-insures the first $100,000 of its annual medical and dental benefits per family. The Company also self-insures up to the first $350,000 per incident for property and casualty risks inherent in its operations. Reserves for losses are established based upon currently estimated obligations.

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

     m.  Franchise Income

         The Company franchises Grandy's quick-service restaurants. Franchise fees are recognized as income as services are rendered in accordance with Statement of Financial Accounting Standards ("SFAS") Number 45, "Accounting for Franchise Fee Revenue". Franchise royalties based upon a percentage of the franchisees' gross sales are accrued currently. Revenues include franchise royalties and franchise fees of $2,586,000, $1,800,000, and $2,169,000, respectively, for the years ended 1997, 1998 and 1999. There were 61, 57 and 63 franchised restaurants at year end 1997, 1998 and 1999, respectively.

     n.  Accounting Period

         The Company's fiscal year ends on the last Monday in December.

     o.  Reclassifications

         Certain prior year accounts have been reclassified to conform with the current year presentation.

2.   Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement changed the method of evaluating the impairment of the Company's long-lived assets, including intangible assets. Various assumptions and estimates are used to determine fair value. The calculation of the impairment loss is based on estimated future cash flows. The estimates used to determine the impairment adjustment can change in the near term as the economy and operations of specific restaurants change. The adoption of SFAS 121, together with the effects of continuing adverse operations of certain restaurants, resulted in pre-tax non-cash charges, excluding non-cash charges related to the Grandy's franchise conversion program, of $3,047,000, $1,415,000 and $1,499,000 for the years ended 1997,
     1998 and 1999, respectively.

3.   Grandy's Franchise Conversion Program

     In 1998, the Company announced a plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants. During 1999, the Company recorded a gain of $619,000 on the sale of property and equipment, including applicable leasehold rights and certain intangible assets, related to the conversion program.

     The Company has reviewed the value of the recorded assets, including an allocation of intangible assets, for each restaurant to be converted. A write-down has been recorded for each restaurant where the carrying amount of the tangible and intangible assets exceeds the anticipated net proceeds. Write-downs of $4,789,000 and $955,000 were recorded in 1998 and 1999, respectively. The Company also recorded a provision of $245,000 in 1998 and $248,000 in 1999 for other costs, including severance, associated with the conversion program. The restaurants will remain in operation pending their conversion to franchised restaurants; therefore, the Company will continue to depreciate the remaining assets.

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

     The following is a summary of property held under leases that have been capitalized and included in the accompanying consolidated balance sheets (in thousands):

                                                    December 28,    December 27,
                                                        1998            1999
                                                    ------------    ------------

              Property                                $ 11,634       $ 11,508
              Less -- Accumulated depreciation           7,580          8,045
                                                      --------       --------

                                                      $  4,054       $  3,463
                                                      ========       ========

     The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 27, 1999 (in thousands):

                                                             Operating       Capitalized
     Fiscal years ending                                       Leases           Leases
                                                             ---------       -----------

               2000                                          $  26,076       $   1,694
               2001                                             24,701           1,694
               2002                                             22,728           1,612
               2003                                             21,214           1,177
               2004                                             20,220             563
               Thereafter                                      207,672           3,286
                                                             ---------       ---------

               Total minimum lease payments                  $ 322,611          10,026
                                                             =========       == ======

               Less -- Imputed interest
                 (8.75% to 15.5%)                                                3,460
                                                                             ---------

               Present value of minimum lease payments                           6,566
               Less-- Current portion                                              967
                                                                             ---------

               Long-term portion                                             $   5,599
                                                                             =========

     Rental expense (including $802,000, $733,000 and $684,000, respectively, for contingent rents under operating leases) was $30,676,000, $28,656,000 and $27,594,000 during 1997, 1998 and 1999, respectively.

     5.  Long-Term Debt

     Long-term debt is summarized as follows (in thousands):

                                                                     December 28,          December 27,
                                                                         1998                  1999
                                                                     ------------          ------------

     Senior secured notes, interest only due semi-annually
         beginning August 15, 1998 at 11.5%, principal
         due February 15, 2003                                         $ 158,600             $ 158,600

     Other                                                                 1,327                 2,174
                                                                       ---------             ---------

                                                                         159,927               160,774
     Less-- Current portion                                                  421                   477
                                                                       ---------             ---------

     Long-term portion                                                 $ 159,506             $ 160,297
                                                                       =========             =========

     Maturities of the remaining long-term debt during each of the five fiscal years subsequent to year end 1999 are $477,000, $336,000, $335,000,
     $158,627,000 and $30,000.

     In February, 1998, the Company completed a recapitalization plan (the "Recapitalization Plan") which included, among other things, the issuance by the Company of $155,000,000 of 11.5% senior secured notes (the "Notes") due 2003.

     Also, as part of the Recapitalization Plan, the Company concurrently (a) redeemed at par senior secured notes of $126,381,000 together with interest thereon and repaid certain other interest-bearing short-term liabilities,
     (b) repurchased its existing 10.25% subordinated notes at 65% of the par amount of $45,000,000 together with interest thereon, and canceled the related warrants to purchase common stock of Holdings, and (c) established a $15,000,000 revolving credit facility to include letters of credit. A quarterly fee of 0.5% per annum is payable on the unused portion of the letter of credit facility and a quarterly fee of 2.5% per annum is payable on outstanding letters of credit. At year end 1998 and 1999, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $4,316,000 and $3,597,000, respectively.

     The revolving credit facility contains certain covenants, the most restrictive of which requires the Company to maintain a certain ratio of cash flows to total debt. As of December 27, 1999, the Company was in compliance with all covenants.

     As an additional component of the Recapitalization Plan, Holdings extended the accretion period on its senior discount debentures due 2005 (the "Holdings Debentures") from June 15, 1999 to maturity on December 15, 2005, and amended certain provisions of the Holdings Debentures. The Holdings Debentures will accrete at a rate of 14.25%, compounded semi-annually. In addition, holders of the Holdings Debentures with an accreted value of approximately $10,757,000 surrendered such debentures for cancellation and received $3,600,000 principal amount of the Notes which was in addition to the $155,000,000 of Notes sold in connection with the Recapitalization Plan. The Notes issued in lieu of Holdings Debentures were recorded as a non-cash distribution to Holdings by the Company.

     Substantially all assets of the Company are pledged to its senior lenders. In addition, the direct subsidiaries guaranteed the indebtedness owed by the Company and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.

6.   Income Taxes

     The Company's state income tax provision, all of which was current, was $63,000, $67,000 and $70,000 in 1997, 1998 and 1999, respectively. No provision for Federal income taxes was required in any year.

     The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                               Year ended
                                                      -----------------------------------
                                                      December 28,           December 27,
                                                          1998                   1999
                                                      ------------           ------------
     Deferred income tax asset:
       Reserves and other accrued
         expenses not currently deductible
         for tax purposes                               $  2,147               $  2,178
       Long-lived asset impairment not
         recognized on tax return                          9,219                  9,988
       Tax gain on sale/leaseback
         transactions, net                                 3,342                  3,096
       Net operating loss carryforward                    42,743                 45,161
                                                        --------               --------

         Deferred income tax asset                        57,451                 60,423
                                                        --------               --------

     Deferred income tax liability:
       Tax depreciation greater than
         depreciation for financial
         reporting purposes                               (7,879)                (8,422)
       Costs capitalized for financial
         reporting purposes and
         expensed on tax return                           (4,150)                (4,055)
       Other, net                                         (1,789)                (1,837)
                                                        --------               --------

         Deferred income tax liability                   (13,818)               (14,314)
                                                        --------               --------

     Deferred asset, net of deferred
       liability                                          43,633                 46,109
     Valuation allowance                                 (43,633)               (46,109)
                                                        --------               --------

     Net deferred income tax asset                      $     --               $     --
                                                        ========               ========

     The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):

                                                                       Year ended
                                                  --------------------------------------------------------
                                                  December 29,         December 28,          December 27,
                                                      1997                 1998                  1999
                                                  ------------         ------------          ------------

     Federal income tax provision
       (benefit) at statutory rates                $ (6,878)              $    71               $ (1,903)
     State income tax provision
       for which no Federal
       benefit was recorded                              42                    22                      1
     Losses for which no Federal
       benefit was recorded                           6,125                 3,792                  1,195
     Nondeductible items, principally
       intangible amortization                          774                   964                    777
     Cancellation of debt income                         --                (4,782)                    --
                                                   --------               -------               --------

     Provision for income taxes                    $     63               $    67               $     70
                                                   ========               =======               ========

     As a result of the Recapitalization Plan (see Note 5, "Long-Term Debt") the Company no longer files consolidated income tax returns with Holdings.

     At December 27, 1999, the Company had available net operating loss carryforwards for Federal income tax purposes of $133,000,000 expiring in 2004 to 2014, and Federal general business credit carryforwards of $13,200,000, expiring in 2004 to 2014.

7.   Commitments and Contingencies

     The Company is obligated under employment agreements with certain officers and employees. Obligations under the agreements are $1,163,000, provide for periodic increases and expire in 2000 unless extended.

     The Company has been named as defendant in various lawsuits. It is the opinion of management that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

8.   Cumulative Preferred Stock, Mandatorily Redeemable

     As part of the Recapitalization Plan in February, 1998, the Company issued 35,000 preferred stock units (the "Units") of the Company. Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share. The Company's cumulative preferred stock is mandatorily redeemable on August 15, 2003, for cash at a price per share equal to 110% of the then applicable liquidation preference.

9.   Redeemable Cumulative Senior and Junior Preferred Stock

     At year end 1998 and 1999, there were 1,400,000 authorized shares of senior preferred stock (one cent par value). There were no issued or outstanding shares.

     At year end 1998 and 1999, there were 100,000 authorized shares of junior preferred stock (one cent par value). There were no issued or outstanding shares.

10.Common Stock

     Common stock (one cent par value) authorized, issued and outstanding is as follows:

                                                       December 28,               December 27,
                                                           1998                       1999
                                                       ------------               ------------

              Shares authorized                         1,000,000                  1,000,000
              Shares issued                               128,081                    128,081
              Shares outstanding                          128,081                    128,081

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

     In conjunction with the Recapitalization Plan, the Company issued shares of common stock to certain members of the Company's management (the "Management Stockholders") in an aggregate amount equal to 15% of the common stock on a fully diluted basis. Such Management Stockholders have entered into a voting trust agreement in accordance with which the Chairman and Chief Executive Officer of the Company will exercise all voting and substantially all other rights to which such Management Stockholders would otherwise be entitled until August 15, 2005, or the earlier termination of the agreement. The Management Stockholders also entered into a stockholders' agreement with the remaining Company stockholders, which provides that the parties will agree to vote all of their shares of the Company's equity securities so that the Board of Directors of the Company consists of five directors, with two directors designated by TCW Asset Management Company, two by the Management Stockholders, with the remaining director being an independent director initially designated by the initial purchaser of the Notes.

11.  Savings Plan

     The American Restaurant Group Savings and Investment Plan (the "Savings Plan") is a 401(k) plan established for the benefit of employees who have satisfied certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax qualified plans, eligible employees may elect pre-tax contributions up to 18.5% of a participant's total earnings for a calendar year (but not in excess of $10,000 for 1999). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. During fiscal 1997, 1998 and 1999, the Company contributed approximately $200,000, $174,000 and $225,000 to the Savings Plan, respectively. At December 27, 1999, there were approximately 850 participants in the plan.

12.  Segment Reporting

     The Company follows the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     The Company's reportable operating segments include Black Angus, Grandy's, and the Other Concepts (Spoons, Spectrum, National Sports Grill, and the former Velvet Turtle, none of which individually meet the separate disclosure requirements of SFAS 131).

     The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements for the years 1997, 1998 and 1999 are as follows (in thousands, except for number of restaurants):

                                                December 29,          December 28,          December 27,
Number of restaurants                               1997                  1998                  1999
                                                ------------          ------------          -------------

       Black Angus                                     102                   101                   102
       Grandy's                                         89                    85                    56
       Other Concepts                                   40                    38                    35
                                                 ---------             ---------             ---------
         Total Consolidated                            231                   224                   193
                                                 =========             =========             =========


     Revenues  (a)
       Black Angus                               $ 264,175             $ 265,536             $ 263,561
       Grandy's                                     78,832                70,799                58,055
       Other Concepts                               97,032                90,593                86,369
                                                 ---------             ---------             ---------
         Total Consolidated                      $ 440,039             $ 426,928             $ 407,985
                                                 =========             =========             =========

     Gross profit (b)
       Black Angus                               $  36,237             $  37,832             $  37,303
       Grandy's                                     10,086                 8,322                 6,238
       Other Concepts                                9,467                 8,210                 9,602
                                                 ---------             ---------             ---------
         Total Consolidated                      $  55,790             $  54,364             $  53,143
                                                 =========             =========             =========


     Depreciation and amortization
       Black Angus                               $   9,143             $   6,967             $   6,661
       Grandy's                                      3,085                 2,954                 2,238
       Other Concepts                                2,005                 2,141                 2,167
       Corporate                                     5,394                 2,576                 2,385
                                                 ---------             ---------             ---------
         Total Consolidated                      $  19,627             $  14,638             $  13,451
                                                 =========             =========             =========


     Non-cash charge for impairment
     of long-lived assets
       Black Angus                               $     964             $     149             $     459
       Grandy's                                      1,468                     2                    --
       Other Concepts                                  615                 1,264                 1,040
       Corporate                                        --                    --                    --
                                                 ---------             ---------             ---------
         Total Consolidated                      $   3,047             $   1,415             $   1,499
                                                 =========             =========             =========


     Grandy's franchise conversion
       program (c)
       Black Angus                               $      --             $      --             $      --
       Grandy's                                         --                 5,034                   584
       Other Concepts                                   --                    --                    --
                                                 ---------             ---------             ---------
         Total Consolidated                      $      --             $   5,034             $     584
                                                 =========             =========             =========

                                              December 29,         December 28,            December 27,
                                                  1997                 1998                    1999
                                              ------------         ------------            ------------

     Interest expense, net
       Black Angus                             $  12,254             $  10,992              $  10,587
       Grandy's                                    1,249                   796                    999
       Other Concepts                              3,867                 4,109                  3,849
       Corporate                                   6,615                 4,372                  4,015
                                               ---------             ---------              ---------
         Total Consolidated                    $  23,985             $  20,269              $  19,450
                                               =========             =========              =========

     Provision for income taxes
       Black Angus                             $   2,928             $   4,976              $   4,606
       Grandy's                                       19                    15                     17
       Other Concepts                                465                   (47)                   (20)
       Corporate                                      63                    67                     70
       Eliminations                               (3,412)               (4,944)                (4,603)
                                               ---------             ---------              ---------
         Total Consolidated                    $      63             $      67              $      70
                                               =========             =========              =========

     Extraordinary gain (loss) on
     extinquishment of debt
       Black Angus                             $      --             $      --              $      --
       Grandy's                                       --                    --                     --
       Other Concepts                                 --                    --                     --
       Corporate                                      --                 9,559                     --
                                               ---------             ---------              ---------
         Total Consolidated                    $      --             $   9,559              $      --
                                               =========             =========              =========


     Net income (loss) without
     corporate overhead charges
     to segments (d)
       Black Angus                             $   4,373             $   8,123              $   7,553
       Grandy's                                   (5,473)               (6,887)                (4,970)
       Other Concepts                               (153)               (1,958)                  (320)
       Corporate                                 (22,451)               (4,079)               (12,534)
       Eliminations                                3,412                 4,944                  4,603
                                               ---------             ---------              ---------
         Total Consolidated                    $ (20,292)            $     143              $  (5,668)
                                               =========             =========              =========

     Net income (loss) with
     corporate overhead charges
     to segments (d)
       Black Angus                                                   $   7,434              $  6,881
       Grandy's                                                         (7,166)               (5,228)
       Other Concepts                                                   (3,226)               (1,590)
       Corporate                                                        (1,843)              (10,334)
       Eliminations                                                      4,944                 4,603
                                                                     ---------              ---------
         Total Consolidated                                          $     143              $ (5,668)
                                                                     =========              =========

                                              December 29,         December 28,            December 27,
                                                  1997                 1998                    1999
                                              ------------         ------------            ------------

     Total assets
       Black Angus                             $  93,094               $  96,211               $ 102,979
       Grandy's                                   38,446                  31,741                  25,401
       Other Concepts                             28,593                  27,593                  28,394
       Corporate                                  12,937                  18,504                  16,665
       Eliminations                              (21,059)                (23,590)                (30,710)
                                               ---------               ---------               ---------
         Total Consolidated                    $ 152,011               $ 150,459               $ 142,729
                                               =========               =========               =========


     Capital Expenditures
       Black Angus                             $   2,480               $   7,876               $   6,149
       Grandy's                                      995                   1,413                   1,430
       Other Concepts                              1,138                   3,007                   4,559
       Corporate                                      37                      20                      99
                                               ---------               ---------               ---------
         Total Consolidated                    $   4,650               $  12,316               $  12,237
                                               =========               =========               =========


     (a) Reflects sales and revenues from external customers. Intersegment sales and revenues are not applicable.

     (b) Gross profit is defined as revenues less food and beverage, payroll and direct operating costs.

     (c) Fiscal year 1999 includes $1,203,000 non-cash charge for assets to be disposed offset by $619,000 gain on sale of assets. Fiscal year 1998 includes $5,034,000 non-cash charge for assets to be disposed.

     (d) In 1998, the Company began charging certain corporate overhead general and administrative expenses to the divisions. Because it is not practicable to restate prior years, the Company has presented 1998 and 1999 net income (loss) without the corporate changes for comparisons to 1997. Net income (loss) with the inclusion of corporate overhead expenses is presented for 1998 and 1999 but is not comparable to 1997.

                                 EXHIBIT INDEX


       Exhibit No.                      Description
       -----------                      -----------


         27                       Financial Data Schedule