Form 10-Q
period 2000-03-27
AMERICAN RESTAURANT GROUP INC
filed 2000-05-11
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


         (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 27, 2000

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


The number of outstanding shares of the Company's Common Stock (one cent par value) as of May 1, 2000 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX


                                                                                                                PAGE
                                                                                                                ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................................................        1

              Consolidated Statements of Operations.......................................................        3

              Consolidated Statements of Cash Flows.......................................................        4

              Notes to Consolidated Condensed Financial Statements........................................        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................        7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................        9

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................        9

ITEM 5.       OTHER INFORMATION...........................................................................        9

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................       10

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                      DECEMBER 27, 1999 AND MARCH 27, 2000


ASSETS                                                                          December 27,              March 27,
                                                                                    1999                    2000
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                                          $  9,217,000            $ 14,785,000
  Accounts and notes receivable, net of reserve of
    $494,000 and $509,000 at December 27, 1999
    and March 27, 2000, respectively                                               4,144,000               4,503,000
  Inventories                                                                      5,203,000               5,147,000
  Prepaid expenses                                                                 4,103,000               2,633,000
                                                                                ------------            ------------

      Total current assets                                                        22,667,000              27,068,000
                                                                                ------------            ------------

PROPERTY AND EQUIPMENT:
  Land and land improvements                                                       5,482,000               5,432,000
  Buildings and leasehold improvements                                           109,333,000             107,612,000
  Fixtures and equipment                                                          77,780,000              76,701,000
  Property held under capital leases                                              11,508,000              11,508,000
  Construction in progress                                                         4,334,000               4,417,000
                                                                                ------------            ------------

                                                                                 208,437,000             205,670,000
  Less-- Accumulated depreciation                                                120,937,000             118,928,000
                                                                                ------------            ------------

                                                                                  87,500,000              86,742,000
                                                                                ------------            ------------

OTHER ASSETS-- NET                                                                32,562,000              30,758,000
                                                                                ------------            ------------

    Total Assets                                                                $142,729,000            $144,568,000
                                                                                ============            ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.
     (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                            December 27,              March 27,
EQUITY                                                                              1999                    2000
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                              $ 20,792,000            $ 23,528,000
  Accrued liabilities                                                             19,557,000              17,258,000
  Accrued insurance                                                                4,196,000               5,814,000
  Accrued interest                                                                 7,010,000               2,461,000
  Accrued payroll costs                                                            7,482,000               7,507,000
  Current portion of obligations
    under capital leases                                                             967,000                 996,000
  Current portion of long-term debt                                                  477,000                 443,000
                                                                                ------------            ------------

    Total current liabilities                                                     60,481,000              58,007,000
                                                                                ------------            ------------

LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                 5,599,000               5,338,000
  Long-term debt                                                                 160,297,000             160,304,000
                                                                                ------------            ------------

    Total long-term liabilities                                                  165,896,000             165,642,000
                                                                                ------------            ------------

DEFERRED GAIN                                                                      4,395,000               4,344,000
                                                                                ------------            ------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE:
  Senior pay-in-kind exchangeable preferred
    stock, $0.01 par value; 160,000 shares
    authorized; 39,225 shares issued and
    outstanding at December 27, 1999 and
    March 27, 2000                                                                41,914,000              43,286,000
                                                                                ------------            ------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 27,
    1999 and March 27, 2000                                                            1,000                   1,000
  Paid-in capital                                                                 50,552,000              49,181,000
  Accumulated deficit                                                           (180,510,000)           (175,893,000)
                                                                                ------------            ------------

    Total common stockholders' deficit                                          (129,957,000)           (126,711,000)
                                                                                ------------            ------------

   Total liabilities and common
   stockholders' equity                                                         $142,729,000            $144,568,000
                                                                                ============            ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1999 and MARCH 27, 2000

                                   (UNAUDITED)

                                                          Thirteen Weeks Ended
                                                   -----------------------------------
                                                     March 29,             March 27,
                                                       1999                  2000
                                                   -------------         -------------
REVENUES                                           $ 109,463,000         $ 111,156,000

RESTAURANT COSTS:
  Food and beverage                                   34,186,000            35,177,000
  Payroll                                             33,298,000            31,790,000
  Direct operating                                    26,707,000            25,774,000
  Depreciation and amortization                        3,522,000             3,918,000

GENERAL AND ADMINISTRATIVE EXPENSES                    5,119,000             4,430,000

GRANDY'S FRANCHISE CONVERSION PROGRAM:
  (Gain) loss on sale of assets                         (834,000)              633,000
  Non-cash charge for assets to be disposed              108,000                    --
                                                   -------------         -------------

  Operating profit                                     7,357,000             9,434,000

INTEREST EXPENSE, net                                  4,840,000             4,814,000
                                                   -------------         -------------

  Income before provision for income taxes             2,517,000             4,620,000

PROVISION FOR INCOME TAXES                                 2,000                 3,000
                                                   -------------         -------------

  Net income                                       $   2,515,000         $   4,617,000
                                                   =============         =============



              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1999 AND MARCH 27, 2000

                                   (UNAUDITED)

                                                                                      March 29,                 March 27,
                                                                                        1999                      2000
                                                                                    ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $109,087,000              $110,909,000
  Cash paid to suppliers and employees                                              (101,366,000)              (93,969,000)
  Interest paid, net                                                                  (9,432,000)               (9,363,000)
  Income taxes paid                                                                       (2,000)                   (3,000)
                                                                                    ------------              ------------

    Net cash provided by (used in) operating
      activities                                                                      (1,713,000)                7,574,000
                                                                                    ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (2,072,000)               (3,004,000)
  Net (increase) decrease in other assets                                                210,000                  (113,000)
  Proceeds from disposition of assets                                                    438,000                   475,000
  Proceeds from sale of Grandy's assets                                                2,915,000                   895,000
                                                                                    ------------              ------------

    Net cash provided by (used in)
      investing activities                                                             1,491,000                (1,747,000)
                                                                                    ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                            (5,101,000)                 (121,000)
  Borrowings on indebtedness                                                           5,000,000                    94,000
  Net increase in deferred debt costs                                                    (21,000)                    -
  Payments on capital lease obligations                                                 (218,000)                 (232,000)
                                                                                    ------------              ------------

    Net cash used in financing activities                                               (340,000)                 (259,000)
                                                                                    ------------              ------------

NET INCREASE (DECREASE) IN CASH                                                         (562,000)                5,568,000

CASH, at beginning of period                                                           8,832,000                 9,217,000
                                                                                    ------------              ------------

CASH, at end of period                                                              $  8,270,000              $ 14,785,000
                                                                                    ============              ============

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
  Net income                                                                        $  2,515,000              $  4,617,000
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization                                                    3,522,000                 3,918,000
      Amortization of deferred gain                                                     (138,000)                  (51,000)
      (Gain) loss on disposition of assets                                              (860,000)                  523,000
      Non-cash charge for assets to be disposed                                          108,000                     -
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                                              (376,000)                 (247,000)
        Inventories                                                                      390,000                    56,000
        Prepaid expenses                                                                 332,000                 1,469,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                               3,109,000                 2,737,000
        Accrued liabilities                                                           (5,791,000)               (2,542,000)
        Accrued insurance                                                                714,000                 1,618,000
        Accrued interest                                                              (4,592,000)               (4,549,000)
        Accrued payroll                                                                 (646,000)                   25,000
                                                                                    ------------              ------------

           Net cash provided by (used in)
             operating activities                                                   $ (1,713,000)             $  7,574,000
                                                                                    ============              ============


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by the Company, without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of management of the Company, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature) necessary to present fairly the Company's financial position as of December 27, 1999 and March 27, 2000, and the results of its operations and its cash flows for the thirteen weeks ended March 29, 1999 and March 27, 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

          Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 27, 1999.

2.        OPERATIONS

          The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years. A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.

          Management believes the recapitalization has allowed it to effect changes in its operations and has implemented measures to reduce overhead costs. However, the Company does not expect to generate sufficient cash flow from operations in the future to make principal payments on long-term debt upon maturity in the year 2003 and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing or possibly sell assets.

3.        INCOME TAX

          The tax provision against the Company's pre-tax income in 1999 and 2000 consisted of certain state income tax payments. The provision in 1999 included an estimated Federal income tax payment. The Company previously established a valuation allowance against net operating loss carryforwards.

4.        SEGMENT REPORTING

          The Company follows the provisions of Statement of Financial Accounting Standards Number 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable operating segments include Black Angus, Grandy's, and the Other Concepts (Spoons, Spectrum and National Sports Grill, none of which meet the separate disclosure requirements).

          The applicable line items for the Company's reportable segments reconciled to the consolidated financial statements for the thirteen weeks ended March 29, 1999 and March 27, 2000 are as follows (in thousands, except for number of restaurants):

                                               March 29,             March 27,
                                                 1999                  2000
                                              ----------            ----------
          Number of Restaurants
            Black Angus                              100                   102
            Grandy's                                  77                    52
            Other Concepts                            38                    35
                                              ----------            ----------
              Total Consolidated                     215                   189
                                              ==========            ==========

          Revenues (a)
            Black Angus                       $   71,210            $   78,590
            Grandy's                              17,038                10,859
            Other Concepts                        21,215                21,707
                                              ----------            ----------
              Total Consolidated              $  109,463            $  111,156
                                              ==========            ==========

          Gross Profit (b)
            Black Angus                       $   11,375                13,460
            Grandy's                               2,158                 1,285
            Other Concepts                         1,739                 3,669
                                              ----------            ----------
              Total Consolidated              $   15,272            $   18,414
                                              ==========            ==========

          Net Income (loss) (c)
            Black Angus                       $    4,986            $    6,673
            Grandy's                                 566                  (879)
            Other Concepts                          (660)                1,351
            Corporate                             (2,375)               (2,525)
                                              ----------            ----------
              Total Consolidated              $    2,517            $    4,620
                                              ==========            ==========

          (a) Reflects sales and revenues from external customers. Intersegment sales and revenues are not applicable.

          (b) Gross profit is defined as revenues less food and beverage, payroll and direct operating costs.

          (c) Before provision for income taxes and extraordinary items.

          There has not been a material change from the total asset amounts disclosed in the December 27, 1999 Form 10-K; therefore, total assets are not disclosed in this Form 10-Q.

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

RESULTS OF OPERATIONS

Thirteen weeks ended March 29, 1999 and March 27, 2000:

Revenues. Total revenues increased from $109.5 million in the first quarter of 1999 to $111.2 million in the first quarter of 2000. Same-store-sales increased 6.0%. During the thirteen weeks ended March 27, 2000, the Company opened one restaurant and converted five Grandy's restaurants from company-owned to franchised restaurants. There were 215 restaurants operating as of March 29, 1999 and 189 operating as of March 27, 2000.

Black Angus revenues increased 10.4% to $78.6 million in the first quarter of 2000 as compared to the same period in 1999. The increase consisted of a $5.9 million increase in same-store-sales or 8.4% and a $2.5 million increase related to three new stores opened in the second half of 1999. These amounts were partially offset by a $1.0 million decrease from two restaurants closed at the end of the leases.

Grandy's revenues decreased 36.3% to $10.9 million in the first quarter of 2000 as compared to the same period in 1999. The decrease consisted of $3.8 million from 17 restaurants converted from company-owned to franchised operations in 1999 and 2000 and $1.9 million from 17 restaurants closed during 1999 as well as a $0.9 million, or 9.0%, decline in same-store sales. These amounts were partially offset by a $0.4 million increase related to one new restaurant and a $0.1 million increase in franchise revenues.

Revenues from Other Concepts (Spoons, Spectrum and National Sports Grill) increased 2.3% to $21.7 million in the first quarter of 2000 compared to the same quarter in 1999. The increase consisted of a $1.0 million, or 5.2%, increase in same-store sales and a $0.6 million increase from one new restaurant opened in the third quarter of 1999. These amounts were partially offset by $1.2 million related to four restaurants closed during 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs increased to 31.6% in the first quarter of 2000 from 31.2% in the first quarter of 1999. The increase was related primarily to seafood costs at Black Angus.

Payroll Costs. As a percentage of revenues, labor costs decreased to 28.6% in the first quarter of 2000 from 30.4% in the first quarter of 1999. The decrease was primarily lower unit staff payroll costs at the Other Concepts.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs decreased to 23.2% in the first quarter of 2000 from 24.4% in the first quarter of 1999 due primarily to fixed utility and occupancy costs against higher revenues.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants, divisions and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization increased to 3.5% in the first quarter of 2000 from 3.2% in the first quarter of 1999. The increase was primarily from a non-cash adjustment to amortization of leasehold interests at Black Angus.

General and Administrative Expenses. General and administrative expenses decreased to $4.4 million in the first quarter of 2000 from $5.1 million in the first quarter of 1999. The decrease was primarily from a reduction in division overhead expenses. General and administrative expenses as a percentage of revenues were 4.0% in the first quarter of 2000 and 4.7% in the first quarter of 1999.

Grandy's Franchise Conversion Program. In conjunction with a plan announced in 1998 to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company recorded a $0.6 million loss on the sale of the property and equipment, including applicable lease rights and certain intangible assets, related to the conversion of restaurants in the first quarter of 2000. In 1999, the Company recorded a $0.8 million gain as well as a non-cash charge of $0.1 million related to conversions during the first quarter of 1999.

Operating Profit. Due to the above items, operating profit increased to $9.4 million in the first quarter of 2000 from $7.4 million in the first quarter of 1999. As a percentage of revenues, operating profit increased to 8.5% in the first quarter of 2000 from 6.7% in the first quarter of 1999.

Interest Expense - Net. Interest expense remained constant at $4.8 million. The Company's average stated interest rate increased to 11.4% in the first quarter of 2000 from 11.2% in the first quarter of 1999. The weighted-average debt balance (excluding capitalized lease obligations) decreased to $160.6 million in the first quarter of 2000 from $162.2 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of March 27, 2000, the Company had cash of $14.8 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At March 27, 2000, the Company had a working capital deficit of $30.9 million.

In conjunction with the Company's plan to convert a majority of its company-owned Grandy's restaurants to franchised restaurants, the Company received proceeds of $0.9 million related to the conversion of restaurants in the first quarter of 2000. The Company continues to market its Grandy's restaurants for franchising; however, the timing and amount of proceeds from the conversion of these restaurants cannot be determined. The Company is required to reinvest the net proceeds from restaurant sales as capital expenditures or to pay down outstanding debt.

The Company estimates that capital expenditures of $6.0 million to $8.0 million are required annually to maintain and refurbish its existing restaurants. In addition, the Company spends approximately $10.0 million to $12.0 million annually for repairs and maintenance which are expensed as incurred. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $2.1 million and $3.0 million in 1999 and 2000, respectively. The Company estimates that capital expenditures in 2000 will be approximately $10.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

As of March 29, 1999 and March 27, 2000, the Company had outstanding letters of credit primarily related to its self-insurance programs of $3.6 million and $6.9 million, respectively.

As a result of the 11.5% senior secured notes issued by the Company in February 1998, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, an interest payment of $9.1 million was made in February 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of March 27, 2000 has not materially changed since December 27, 1999. The market risk profile on December 27, 1999 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 27, 1999.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

American Restaurant Group, Inc., issued the following press release on May 09, 2000:

For Immediate Release
May 09, 2000

Newport Beach, California - American Restaurant Group, Inc. announced today that it has agreed to sell all of the outstanding shares of its wholly owned subsidiaries, Grandy's, Inc., Spoons Restaurants, Inc., Spectrum Foods, Inc. and Local Favorite, Inc., which operate its Grandy's, Spoons, Spectrum and National Sports Grill restaurants ("Non-Black Angus Concepts") to NBACo, Inc., a company whose principal shareholder is Anwar Soliman, CEO of American Restaurant Group, Inc. The purchase price of $25.0 million is subject to adjustments through closing mainly related to indebtedness represented by capital lease obligations and any proceeds received as a result of the sale, franchising or licensing of assets of the Non-Black Angus Concepts after March 29, 1999. At the time of signing, the purchase price adjustments amounted to $10.1 million. As part of the transaction, American Restaurant Group, Inc. will assume certain obligations of the subsidiaries being sold, including leases of closed restaurants of the subsidiaries. Proceeds from the sale are expected to be used to pay down the senior secured notes of American Restaurant Group, Inc. The transaction, which is subject to customary conditions, is expected to close in the second quarter of 2000. Once the sale of the Non-Black Angus Concepts is completed, the only restaurant concept remaining with American Restaurant Group, Inc. will be Stuart Anderson's Black Angus and Cattle Company Restaurants.

The revenues, gross profit and net income of the Black Angus division are included in Note 4. "Segment Reporting" of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q. There has not been a material change in the total assets of the Black Angus division disclosed in the December 27, 1999 Form 10-K: therefore the total assets are not disclosed in this Form 10-Q.

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




                                            AMERICAN RESTAURANT GROUP, INC.
                                            -----------------------------------
                                                      (Registrant)


Date:  May 11, 2000                         By: /s/ KEN DI LILLO
     -------------------                        --------------------------------
                                                           Ken Di Lillo
                                               Treasurer and Assistant Secretary

                               INDEX TO EXHIBITS

          Exhibit No.    Description
          -----------    -----------
             27.1        Financial Data Schedule, which is submitted
                         electronically to the Securities and Exchange
                         Commission for information only.