Form 10-Q
period 2000-06-26
AMERICAN RESTAURANT GROUP INC
filed 2000-08-11
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2000

                                                   OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         American Restaurant Group, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                     33-48183             33-0193602
-------------------------------      ----------------       ---------------
(State or other jurisdiction of      (Commission File       (I.R.S. employer
incorporation or organization)        Number)               identification no.)


                         4410 El Camino Real, Suite 201
                               Los Altos, CA 94022
                                 (650) 949-6400
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


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


The number of outstanding shares of the Company's Common Stock (one cent par value) as of July 31, 2000 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                                           PAGE
                                                                                           ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:

           Consolidated Condensed Balance Sheets.....................................        1

           Consolidated Statements of Operations.....................................        3

           Consolidated Statements of Cash Flows.....................................        4

           Notes to Consolidated Condensed Financial Statements......................        5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................        7

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................       11

PART II.   OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...........................................       11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................       11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................       11

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       DECEMBER 27, 1999 AND JUNE 26, 2000


ASSETS                                                 December 27,        June 26,
                                                           1999             2000
                                                       ------------     ------------
                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                 $  8,316,000     $ 15,361,000
  Receivable from affiliate from sale of
    subsidiaries                                                  0       17,000,000
  Accounts and notes receivable, net of reserve of
    $2,000 at December 27, 1999 and June 26, 2000         2,574,000        2,764,000
  Inventories                                             2,755,000        3,103,000
  Prepaid expenses                                        2,789,000        1,430,000
  Net current assets from discontinued operations         6,233,000          131,000
                                                       ------------     ------------
      Total current assets                               22,667,000       39,789,000
                                                       ------------     ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements                              2,629,000        2,629,000
  Buildings and leasehold improvements                   65,024,000       66,199,000
  Fixtures and equipment                                 47,975,000       48,032,000
  Property held under capital leases                      7,480,000        7,480,000
  Construction in progress                                  427,000        1,431,000
                                                       ------------     ------------

                                                        123,535,000      125,771,000
  Less -- Accumulated depreciation                       72,307,000       73,399,000
                                                       ------------     ------------
                                                         51,228,000       52,372,000
                                                       ------------     ------------
  Net property and equipment from discontinued
  operations                                             36,272,000               --
                                                       ------------     ------------
                                                         87,500,000       52,372,000
                                                       ------------     ------------
OTHER ASSETS -- NET:
  Net other assets                                       23,441,000       21,053,000
  Net other assets from discontinued operations           9,121,000            2,000
                                                       ------------     ------------
                                                         32,562,000       21,055,000
                                                       ------------     ------------
    Total assets                                       $142,729,000     $113,216,000
                                                       ============     ============









                   The accompanying notes are an integral part of these consolidated condensed statements.
    (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                                  December 27,         June 26,
EQUITY                                                                                   1999                2000
                                                                                     -------------      -------------
                                                                                                         (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                   $  15,980,000      $  14,727,000
  Accrued liabilities                                                                    9,384,000          6,721,000
  Accrued insurance                                                                      2,419,000          4 047,000
  Accrued interest                                                                       7,010,000          6,787,000
  Accrued payroll costs                                                                  5,256,000          5,935,000
  Current portion of obligations
    under capital leases                                                                   638,000            674,000
  Current portion of long-term debt                                                        477,000            436,000
  Current liabilities from discontinued operations                                      19,317,000         12,625,000
                                                                                     -------------      -------------
    Total current liabilities                                                           60,481,000         51,952,000
                                                                                     -------------      -------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                       3,300,000          2,954,000
  Long-term debt                                                                       160,297,000        160,220,000
  Long-term liabilities from discontinued operations                                     2,299,000                 --
                                                                                     -------------      -------------
    Total long-term liabilities                                                        165,896,000        163,174,000
                                                                                     -------------      -------------
DEFERRED GAIN                                                                            4,395,000          4,294,000
                                                                                     -------------      -------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE:
  Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 41,584 shares issued and outstanding at December 27, 1999 and 44,083 shares issued and
    outstanding at June 26, 2000                                                        41,914,000         47,379,000
                                                                                     -------------      -------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 27,
    1999 and June 26, 2000                                                                   1,000              1,000
  Paid-in capital                                                                       50,552,000         18,685,000
Accumulated deficit                                                                   (180,510,000)      (172,269,000)
                                                                                     -------------      -------------
    Total common stockholders' deficit                                                (129,957,000)      (153,583,000)
                                                                                     -------------      -------------
   Total liabilities and common
   stockholders' equity                                                              $ 142,729,000      $ 113,216,000
                                                                                     =============      =============








              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS ENDED
                         JUNE 28, 1999 AND JUNE 26, 2000


                                   (UNAUDITED)



                                     Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                 -----------------------------     ---------------------------
                                    June 28,         June 26,         June 28,         June 26,
                                     1999             2000             1999             2000
                                 ------------      -----------     ------------     ------------
REVENUES                         $ 67,584,000      $75,015,000     $138,794,000     $153,605,000

RESTAURANT COSTS:
  Food and beverage                22,581,000       25,288,000       45,907,000       51,947,000
  Payroll                          18,795,000       20,274,000       38,537,000       40,973,000
  Direct operating                 15,977,000       17,356,000       32,744,000       35,128,000
  Depreciation and
    amortization                    2,212,000        2,239,000        4,593,000        5,147,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                          3,115,000        3,001,000        6,014,000        5,922,000
                                 ------------      -----------     ------------     ------------

  Operating profit                  4,904,000        6,857,000       10,999,000       14,488,000
INTEREST EXPENSE, net               4,937,000        4,706,000        9,777,000        9,520,000
                                 ------------      -----------     ------------     ------------
  Income (loss) before
    provision for income
    taxes and discontinued
    operations                        (33,000)       2,151,000        1,222,000        4,968,000

PROVISION FOR INCOME
  TAXES                               102,000          215,000           87,000          201,000
                                 ------------      -----------     ------------     ------------

  Income (loss) from
    continuing operations            (135,000)       1,936,000        1,135,000        4,767,000


NET INCOME FROM DISCONTINUED
  OPERATIONS                          965,000        1,688,000        2,210,000        3,474,000
                                 ------------      -----------     ------------     ------------

  Net income                     $    830,000      $ 3,624,000     $  3,345,000     $  8,241,000
                                 ============      ===========     ============     ============




                  The accompanying notes are an integral part
                   of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1999 AND JUNE 26, 2000

                                   (UNAUDITED)

                                                                                       June 28,             June 26,
                                                                                         1999                2000
                                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $ 213,904,000      $ 219,004,000
  Cash paid to suppliers and employees                                               (202,733,000)      (194,108,000)
  Interest paid, net                                                                   (9,777,000)        (9,743,000)
  Income taxes paid                                                                       (67,000)          (218,000
  Excess net book value of assets over sales price                                              0         (2,640,000)
                                                                                    -------------      -------------
    Net cash provided by operating activities                                           1,327,000         12,295,000
                                                                                    -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (5,714,000)        (7,928,000)
  Net (increase) decrease in other assets                                                 257,000           (339,000)
  Proceeds from disposition of assets                                                     444,000          1,118,000
  Proceeds from sale of Grandy's assets                                                 2,915,000          1,585,000
                                                                                    -------------      -------------
    Net cash provided by (used in) investing activities                                (2,098,000)        (5,564,000)
                                                                                    -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                             (5,190,000)          (211,000)
  Borrowings on indebtedness                                                            5,132,000             93,000
  Net increase in deferred debt costs                                                    (191,000)                --
  Payments on capital lease obligations                                                  (443,000)          (469,000)
                                                                                    -------------      -------------
    Net cash used in financing activities                                                (692,000)          (587,000)
                                                                                    -------------      -------------
NET INCREASE (DECREASE) IN CASH                                                        (1,463,000)         6,144,000

CASH, at beginning of period                                                            8,832,000          9,217,000
                                                                                    -------------      -------------
CASH, at end of period                                                              $   7,369,000      $  15,361,000
                                                                                    =============      =============
RECONCILIATION OF NET INCOME FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net income from continuing operations                                             $   1,135,000      $   4,767,000
  Adjustments to reconcile net income from continuing
    operations to net cash provided by
    operating activities:
      Net income from discontinued operations                                           2,210,000          3,474,000
      Depreciation and amortization                                                     6,818,000          7,150,000
      Loss on impairment of assets                                                             --            112,000
      Non-cash charge for assets to be disposed                                           146,000                 --
      (Gain) loss on disposition of assets                                               (816,000)           690,000
      Amortization of deferred gain                                                      (188,000)          (101,000)
      (Increase) decrease in current assets:
        Accounts and notes receivable, net                                               (243,000)           391,000
        Inventories                                                                       305,000           (148,000)
        Prepaid expenses                                                                  432,000          1,370,000
      Increase (decrease) in current liabilities:
        Accounts payable                                                                 (873,000)           541,000
        Accrued liabilities                                                            (6,912,000)        (5,286,000)
        Accrued insurance                                                                 (57,000)         1,472,000
        Accrued interest                                                                       --           (223,000)
        Accrued payroll                                                                  (630,000)           726,000
      Excess net book value of assets over sales price                                          0         (2,640,000)
                                                                                    -------------      -------------
           Net cash provided by operating activities                                $   1,327,000      $  12,295,000
                                                                                    =============      =============



                  The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.       MANAGEMENT OPINION

         The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. (the "Company"), without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of the Company's management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature except for the discontinued operations) necessary to present fairly the Company's financial position as of December 27, 1999 and June 26, 2000, and the results of its operations for the thirteen weeks and the twenty-six weeks ended June 28, 1999 and June 26, 2000 and its cash flows for the twenty-six weeks ended June 28, 1999 and June 26, 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

         Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, the Company suggests that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 27, 1999.

2.       SALE OF STOCK TO NBACO, INC.

         The Company sold all of the outstanding stock of four wholly owned subsidiaries (Grandy's, Inc., Spoons Restaurants, Inc., Spectrum Foods, Inc., and Local Favorite, Inc., collectively, the "Non-Black Angus Subsidiaries") to NBACo, Inc. Effective June 26, 2000 the Company was due proceeds in the amount of $17.0 million from the sale of the Non-Black Angus Subsidiaries. This amount was received on June 28, 2000. The consideration was determined by arm's length negotiations among the parties. There was no gain or loss recorded because the stock was sold to a controlling entity. The paid-in capital account was reduced by a net amount of $26.4 million because of the sale of stock to NBACo, Inc. The stock sale included releasing the Non-Black Angus Subsidiaries from liability for the obligations of the Company. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities associated with the operating restaurants that were sold.

3.       OPERATIONS

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years. A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.

4.       INCOME TAXES

         The tax provision against the Company's pre-tax income in 1999 and in 2000 consisted of certain state income tax and estimated Federal income tax payments. The Company previously established a valuation allowance against net operating loss carryforwards.

5.       CREDIT FACILITY AND PREFERRED STOCK

         In the second quarter of 2000 the Company became aware of and agreed to an interpretation of the financial covenants under its revolving credit facility (the "Credit Facility") which required a waiver of noncompliance and revised covenants, both of which were accomplished. This interpretation also affected the dividend rate on the Company's preferred stock and, accordingly, the Company has accrued for preferred stock dividends related to prior periods at higher dividend rates than had been used at the time.

6.        SEGMENT REPORTING

          Effective December 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result of the sale of the outstanding stock of four of its wholly owned subsidiaries effective June 26, 2000, the Company has only one operating segment, Black Angus.

7.        SUBSIDIARY GUARANTORS

          Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly and severally liable for the obligations of the Company under the Company's 11 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"), and the aggregate net assets, earnings and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings and equity of the Company on a consolidated basis.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

Thirteen weeks ended June 28, 1999 and June 26, 2000:

Revenues. Total revenues from continuing operations increased to $75.0 million in the second quarter of 2000 from $67.6 million in the second quarter of 1999. Same-store-sales increased 8.7%. There were 102 Black Angus restaurants operating as of June 26, 2000 and 100 Black Angus restaurants operating as of June 28, 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs from continuing operations increased to 33.7% in the second quarter of 2000 from 33.4% in the second quarter of 1999. The increase was related primarily to higher meat and seafood costs.

Payroll Costs. As a percentage of revenues, labor costs from continuing operations decreased to 27.0% in the second quarter of 2000 from 27.8% in the second quarter of 1999. The decrease was primarily from leveraging costs over a higher sales base.

Direct Operating Costs. Direct operating costs consist of occupancy, advertising and other expenses incurred by individual restaurants. As a percentage of revenues, these costs from continuing operations decreased to 23.1% in the second quarter of 2000 from 23.6% in the second quarter of 1999. The decrease was related primarily to repair and maintenance costs and leveraging costs over a higher sales base.

Depreciation and Amortization. Depreciation and amortization consists of depreciation of fixed assets as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization from continuing operations decreased to 3.0% in the second quarter of 2000 from 3.3% in the second quarter of 1999.

General and Administrative Expenses. General and administrative expenses from continuing operations decreased slightly to $3.0 million in the second quarter of 2000 from $3.1 million in the second quarter of 1999.

Operating Profit. Due to the above items, profit from continuing operations increased to $6.9 million in the second quarter of 2000 from $4.9 million in the second quarter of 1999. As a percentage of revenues, profit from continuing operations increased to 9.1% in the second quarter of 2000 from 7.3% in the second quarter of 1999.

Interest Expense - Net. Interest expense from continuing operations decreased to $4.7 million in the second quarter of 2000 from $4.9 million in the second quarter of 1999. The Company's average interest rate decreased to 11.2% in the second quarter of 2000 from 11.5% in the second quarter of 1999. The Company's weight-averaged debt balance (excluding capitalized lease obligations) increased to $160.6 million in 2000 from $159.8 million in 1999.

Net Income from Discontinued Operations. Effective June 26, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries.

The following is a summary of the net income from discontinued operations for the thirteen weeks ended June 28, 1999 and June 26, 2000:


($000)                                  June 28, 1999   June 26, 2000
Revenues                                   $ 37,100       $32,545
Food and Beverage Costs                      10,382         8,605
Payroll Costs                                12,423        10,514
Direct Operating Costs                        9,927         8,886
Depreciation and Amortization                 1,084           993
General and Administrative                    2,283         1,628
Non-Cash Charge for Impairment                    0           112
Grandy's Conversion:
       (Gain)/Loss on Sale of Assets             (2)          119
       Non-Cash Charges                          38             0
                                           --------       -------
Operating Profit                                965         1,688
Interest Expense                                  0             0
                                           --------       -------
Income Before Taxes                             965         1,688
Provision for Income Taxes                        0             0
                                           --------       -------
Net Income from
Discontinued Operations                    $    965       $ 1,688
                                           ========       =======

Twenty-six weeks ended June 28, 1999 and June 26, 2000:

Revenues. Total revenues from continuing operations increased to $153.6 million in 2000 from $138.8 million in 1999. Same-store-sales increased 8.5%. There were 102 Black Angus restaurants operating as of June 26, 2000 and 100 Black Angus restaurants operating as of June 28, 1999.

Food and Beverage Costs. As a percentage of revenues, food and beverage costs from continuing operations increased to 33.8% in 2000 from 33.1% in 1999. The increase was related primarily to higher meat and seafood costs.

Payroll Costs. As a percentage of revenues, labor costs from continuing operations decreased to 26.7% in 2000 from 27.8% in 1999. The decrease was primarily from leveraging costs over a higher sales base.

Direct Operating Costs. As a percentage of revenues, these costs from continuing operations decreased to 22.9% in 2000 from 23.6% in 1999. The decrease was related primarily to repair and maintenance costs and leveraging costs over a higher sales base.

Depreciation and Amortization. As a percentage of revenues, depreciation and amortization from continuing operations increased to 3.4% in 2000 from 3.3% in 1999. The year-to-date depreciation and amortization increased as a result of higher depreciation and amortization in the first quarter of 2000 compared to the first quarter of 1999.

General and Administrative Expenses. General and administrative expenses from continuing operations decreased slightly to $5.9 million in 2000 from $6.0 million in 1999.

Operating Profit. Due to the above items, profit from continuing operations increased to $14.5 million in 2000 from $11.0 million in 1999. As a percentage of revenues, profit from continuing operations increased to 9.4% in 2000 from 7.9% in 1999.

Interest Expense - Net. Interest expense from continuing operations decreased to $9.5 million in 2000 from $9.8 million in 1999. The Company's average interest rate decreased to 11.2% in 2000 from 11.3% in 1999. The Company's weighted-average debt balance (excluding capitalized lease obligations) decreased to $160.6 million in 2000 from $161.1 million in 1999.

Net Income from Discontinued Operations. The following is a summary of the net income from discontinued operations for the twenty-six weeks ended June 28, 1999 and June 26, 2000:

($000)                                 June 28, 1999   June 26, 2000
Revenues                                   $ 75,353      $65,111
Food and Beverage Costs                      21,242       17,123
Payroll Costs                                25,979       21,605
Direct Operating Costs                       19,867       16,888
Depreciation and Amortization                 2,225        2,003
General and Administrative                    4,503        3,137
Non-Cash Charge for Impairment                    0          112
Grandy's Conversion:
      (Gain)/Loss on Sale of Assets            (836)         752
      Non-Cash Charges                          146            0
                                           --------      -------
Operating Profit                              2,227        3,491
Interest Expense                                  0            0
                                           --------      -------
Income Before Taxes                           2,227        3,491
Provision for Income Taxes                       17           17
                                           --------      -------
Net Income from
Discontinued Operations                    $  2,210      $ 3,474
                                           ========      =======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its Credit Facility. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants and the purchase of new equipment and leasehold improvements. As of June 26, 2000, the Company had cash of $15.4 million. The Company recorded a receivable from NBACO, Inc. for $17.0 million for the sale of stock which was paid on June 28, 2000. The proceeds of the sale of the Non-Black Angus Subsidiaries will be applied by the Company to repay a portion of the Senior Secured Notes and/or for general corporate purposes.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At June 26, 2000, the Company had a working capital deficit of $12.2 million.

The Company estimates that capital expenditures of $3.0 million to $4.0 million are required annually to maintain and refurbish its existing restaurants. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date were $4.0 million and $3.2 million in 2000 and 1999, respectively. The Company estimates that capital expenditures in 2000 will be approximately $8.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

The Company is obligated to make semiannual interest payments on the Senior Secured Notes each February 15 and August 15 through February 2003. Accordingly, an interest payment of $9.1 million was made in February 2000.

On June 28, 2000, the Company amended the terms of the Credit Facility to reduce the aggregate commitment of the lenders from $15 million to $12 million, to reduce the amount available for issuances of letters of credit from $10 million to $7 million and to extend the maturity date from February 25, 2001 to June 30, 2002. On June 28, 1999 and June 26, 2000, the Company had outstanding letters of credit primarily related to its self-insurance programs of $3.6 million and $6.9 million, respectively. As of June 26, 2000 letters of credit were the only drawing against the Credit Facility, with $5.1 million available under the Credit Facility.

Substantially all assets of the Company are pledged to secure the Credit Facility and the Senior Secured Notes. In addition, the Company's subsidiaries have guaranteed the indebtedness owed by the Company under the Credit Facility and the Senior Secured Notes and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.

Although the Company is highly leveraged, based upon current levels of operations and anticipated growth, the Company expects that cash flows generated from operations together with its other available sources of liquidity will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures and to finance working capital requirements. However, the Company does not expect to generate sufficient cash flow from operations in the future to pay the Senior Secured Notes upon maturity and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing or possibly sell assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of June 26, 2000 has not materially changed since December 27, 1999. The market risk profile on December 27, 1999 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 27, 1999.

PART II.    OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company was not in compliance with the financial covenants under the Credit Facility for the fiscal periods ended December 27, 1999 and March 27, 2000. On June 28, 2000, the majority lenders under the Credit Facility waived such noncompliance and agreed with the Company to revise such covenants. The Company expects to be in compliance with the covenants as revised.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         Exhibit No.    Description

         27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)      Reports on Form 8-K


         On July 12, 2000 the Company filed a current report on Form 8-K disclosing the consummation of the sale of four of its wholly owned subsidiaries (Grandy's, Inc., Spoons Restaurants, Inc., Spectrum Foods, Inc., and Local Favorite, Inc.,) to NBACo, Inc.

         On July 13, 2000 the Company filed a current report on Form 8-K/A adjusting certain EDGAR filing codes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AMERICAN RESTAURANT GROUP, INC.
                                                   (Registrant)




Date:     August 10, 2000                By:      /s/ Ralph S. Roberts
     ------------------------------          ---------------------------

                                                  Ralph S. Roberts
                                         President and Chief Operating Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
   27.1           Financial Data Schedule