Form 10-Q
period 2000-09-25
AMERICAN RESTAURANT GROUP INC
filed 2000-11-08
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                        ---------------------------------


                                    FORM 10-Q


         (Mark One)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 25, 2000

                                                   OR


           [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ____________ to ___________


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


                         4410 El Camino Real, Suite 201
                               Los Altos, CA 94022
                                 (650) 949-6400
        -----------------------------------------------------------------
          (Address and telephone number of principal executive offices)



        -----------------------------------------------------------------
               Former name, former address and former fiscal year
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X            No
                                                  -------            ------

The number of outstanding shares of the Company's Common Stock (one cent par value) as of October 30, 2000 was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

              Consolidated Condensed Balance Sheets.......................................................        1

              Consolidated Statements of Operations.......................................................        3

              Consolidated Statements of Cash Flows.......................................................        4

              Notes to Consolidated Condensed Financial Statements........................................        5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................        7

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     .............................       11

PART II.      OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES ............................................................       11

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................................................       11


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:


                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                    DECEMBER 27, 1999 AND SEPTEMBER 25, 2000



ASSETS                                                                          December 27,             September 25,
                                                                                     1999                    2000
                                                                                ------------            -------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash                                                                          $  8,316,000            $ 14,267,000
Accounts and notes receivable, net of reserve of
    $2,000 at December 27, 1999 and September 25, 2000                             2,574,000               2,747,000
  Inventories                                                                      2,755,000               3,065,000
  Prepaid expenses                                                                 2,789,000               1,545,000
  Net current assets from discontinued operations                                  6,233,000                       0
                                                                                ------------            -------------
      Total current assets                                                        22,667,000              21,624,000
                                                                                ------------            ------------
PROPERTY AND EQUIPMENT:
  Land and land improvements                                                       2,629,000               2,629,000
  Buildings and leasehold improvements                                            65,024,000              66,908,000
  Fixtures and equipment                                                          47,975,000              48,121,000
  Property held under capital leases                                               7,480,000               7,480,000
  Construction in progress                                                           427,000               2,683,000
                                                                                ------------            ------------
                                                                                 123,535,000             127,821,000
  Less-- Accumulated depreciation                                                 72,307,000              74,427,000
                                                                                ------------            ------------
                                                                                  51,228,000              53,394,000
                                                                                ------------            ------------
  Net property and equipment from discontinued
  operations                                                                      36,272,000                       0
                                                                                ------------            -------------
                                                                                  87,500,000              53,394,000
                                                                                ------------            ------------
OTHER ASSETS -- NET:
  Net other assets                                                                23,441,000              20,310,000
  Net other assets from discontinued operations                                    9,121,000                       0
                                                                                ------------            ------------
                                                                                  32,562,000              20,310,000
                                                                                ------------            ------------
    Total assets                                                                $142,729,000            $ 95,328,000
                                                                                ============            ============


   The accompanying notes are an integral part of these consolidated condensed statements. (consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS'                                            December 27,            September 25,
EQUITY                                                                              1999                    2000
                                                                                ------------            ------------
                                                                                                         (unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                              $ 15,980,000            $ 12,283,000
  Accrued liabilities                                                              9,384,000               6,601,000
  Accrued insurance                                                                2,419,000               2,742,000
  Accrued interest                                                                 7,010,000               2,312,000
  Accrued payroll costs                                                            5,256,000               4,580,000
  Current portion of obligations
    under capital leases                                                             638,000                 693,000
  Current portion of long-term debt                                                  477,000                 447,000
  Current liabilities from discontinued operations                                19,317,000               3,443,000
                                                                                ------------            ------------
    Total current liabilities                                                     60,481,000              33,101,000
                                                                                ------------            ------------
LONG-TERM LIABILITIES, net of current portion:
  Obligations under capital leases                                                 3,300,000               2,773,000
  Long-term debt                                                                 160,297,000             160,182,000
  Long-term liabilities from discontinued operations                               2,299,000                       0
                                                                                ------------            -------------
    Total long-term liabilities                                                  165,896,000             162,955,000
                                                                                ------------            ------------
DEFERRED GAIN                                                                      4,395,000               4,243,000
                                                                                ------------            ------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE:
  Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 41,584 shares issued and outstanding at December 27, 1999 and 49,144 shares issued and outstanding
    at September 25, 2000                                                         41,914,000              48,315,000
                                                                                ------------            ------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares
    issued and outstanding at December 27,
    1999 and September 25, 2000                                                        1,000                   1,000
  Paid-in capital                                                                 50,552,000              17,969,000
   Accumulated deficit                                                          (180,510,000)           (171,256,000)
                                                                                ------------            ------------
    Total common stockholders' deficit                                          (129,957,000)           (153,286,000)
                                                                                ------------            ------------
   Total liabilities and common
   stockholders' equity                                                         $142,729,000            $ 95,328,000
                                                                                ============            ============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THIRTEEN WEEKS AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1999 AND
                               SEPTEMBER 25, 2000


                                   (UNAUDITED)



                                                 Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                          -----------------------------------         ----------------------------------
                                          September 27,         September 25,         September 27,        September 25,
                                              1999                   2000                 1999                  2000
                                          ------------          ------------          ------------          ------------
REVENUES                                  $ 61,514,000          $ 72,962,000          $200,308,000          $226,567,000

RESTAURANT COSTS:
  Food and beverage                         20,870,000            25,728,000            66,777,000            77,675,000
  Payroll                                   17,774,000            19,742,000            56,311,000            60,715,000
  Direct operating                          15,395,000            17,724,000            48,139,000            52,852,000
  Depreciation and
    amortization                             2,509,000             2,205,000             7,103,000             7,352,000

GENERAL AND ADMINISTRATIVE
  EXPENSES                                   3,080,000             1,738,000             9,093,000             7,660,000
                                          ------------          ------------          ------------          ------------
  Operating profit                           1,886,000             5,825,000            12,885,000            20,313,000

INTEREST EXPENSE, net                        4,796,000             4,802,000            14,573,000            14,322,000
                                          ------------          ------------          ------------          ------------
  Income / (loss) before
    provision for income
    taxes and discontinued
    operations                             (2,910,000)             1,023,000            (1,688,000)            5,991,000

PROVISION FOR INCOME
  TAXES                                        33,000                 10,000               120,000               211,000
                                          -----------           ------------           -----------          ------------
  Income / (loss) from
    continuing operations                  (2,943,000)             1,013,000            (1,808,000)            5,780,000

NET INCOME / (LOSS) FROM
DISCONTINUED OPERATIONS                    (1,862,000)                     0               348,000             3,474,000
                                          ------------          ------------           -----------          ------------

  Net Income / (Loss)                     $(4,805,000)          $  1,013,000          $  (1,460,000)        $  9,254,000
                                          ============          ============          ==============        ============

              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1999 AND SEPTEMBER 25, 2000

                                   (UNAUDITED)


                                                                                    September 27,             September 25,
                                                                                        1999                      2000
                                                                                    -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $200,199,000              $226,054,000
  Cash paid to suppliers and employees                                              (165,928,000)             (204,032,000)
  Interest paid, net                                                                 (19,157,000)              (19,020,000)
  Income taxes paid                                                                      (83,000)                 (211,000)
                                                                                    -------------             -------------
   Net cash provided by continuing operating activities                               15,031,000                 2,791,000

  Net operating cash flow - discontinued operations                                  (16,556,000)               (9,641,000)
  Net income from discontinued operations                                                348,000                 3,474,000
                                                                                    -------------             -------------
    Net cash (used in) discontinued activities                                       (16,208,000)               (6,167,000)

    Net cash (used in) operating activities                                           (1,177,000)               (3,376,000)
                                                                                    --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (4,491,000)               (6,438,000)
  Net (increase) decrease in other assets                                                372,000                  (606,000)
  Proceeds from disposition of assets                                                    453,000                   (12,000)
                                                                                    ------------              -------------
Net cash (used in) investing activities                                               (3,666,000)              ( 7,056,000)
                                                                                    -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on indebtedness                                                            (10,276,000)                (264,000)
  Borrowings on indebtedness                                                           10,138,000                  119,000
  Net increase in deferred debt costs                                                    (228,000)                   -
  Payments on capital lease obligations                                                  (513,000)                (472,000)
  Proceeds received from stock sale                                                             0               17,000,000
                                                                                    -------------              -----------

    Net cash provided by /(used in) financing activities                                 (879,000)              16,383,000
                                                                                    -------------             ------------
NET INCREASE / (DECREASE) IN CASH                                                      (5,722,000)               5,951,000

CASH, at beginning of period                                                            7,988,000                8,316,000
                                                                                    -------------             ------------
CASH, at end of period                                                              $   2,266,000             $ 14,267,000
                                                                                    =============             ============

RECONCILIATION OF NET INCOME FROM OPERATIONS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:

  Net income from continuing operations                                             $  (1,808,000)            $  5,780,000
  Adjustments to reconcile net income from operations to net cash provided by /(used in) operating activities:

        Depreciation and amortization                                                   7,103,000                7,352,000
       (Gain) loss on disposition of assets                                             2,099,000                  581,000
       Amortization of deferred gain                                                     (239,000)                (152,000)
(Increase) / decrease in current assets:
        Accounts and notes receivable, net                                               (109,000)                (173,000)
        Inventories                                                                       170,000                 (310,000)
        Prepaid expenses                                                                  501,000                1,244,000
 Increase / (decrease) in current liabilities:
        Accounts payable                                                                8,132,000               (3,697,000)
        Accrued liabilities                                                               527,000               (2,783,000)
        Accrued insurance                                                                (891,000)                 323,000
        Accrued interest                                                               (4,584,000)              (4,698,000)
        Accrued payroll                                                                 4,130,000                 (676,000)
                                                                                    -------------             ------------

 Net cash provided by continuing operating activities                                  15,031,000                2,791,000
                                                                                    =============             ============
 Net income from discontinued operations                                                  348,000                3,474,000
 Net operating cash flow - discontinued operations                                    (16,556,000)              (9,641,000)
                                                                                    --------------              -----------
  Net cash (used by) discontinued activities                                          (16,208,000)              (6,167,000)

           Net cash (used by) operating activities                                  $  (1,177,000)            $ (3,376,000)
                                                                                    =============             ============

  The accompanying notes are an integral part of these consolidated condensed statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.        MANAGEMENT OPINION

          The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. (the "Company"), without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of the Company's management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature except for the discontinued operations) necessary to present fairly the Company's financial position as of December 27, 1999 and September 25, 2000, and the results of its operations for the thirteen weeks and the thirty-nine weeks ended September 27, 1999 and September 25, 2000 and its cash flows for the thirty-nine weeks ended September 27, 1999 and September 25, 2000. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

2.        SALE OF STOCK TO NBACO, INC.

          The Company sold all of the outstanding stock of four wholly owned subsidiaries (Grandy's, Inc., Spoons Restaurants, Inc., Spectrum Foods, Inc., and Local Favorite, Inc., collectively, the "Non-Black Angus Subsidiaries") to NBACo, Inc. The consideration was determined by arm's length negotiations between the parties. There was no gain or loss recorded because the stock was sold to a controlling entity. The Company received proceeds of $17.0 million in cash on June 28,2000. The paid-in capital account was reduced by a net amount of $ 26.2 million because of the sale of stock to NBACo, Inc. The stock sale included releasing the Non-Black Angus Subsidiaries from liability for the obligations of the Company. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities associated with the operating restaurants that were sold, subject to a liability ceiling of $ 12.6 million. The amount of liabilities remaining under that ceiling at September 25, 2000 was $ 3.4 million.

3.        OPERATIONS

          The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. The Company has had recurring operating losses in recent years. A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.

4.        INCOME TAXES

          The tax provision against the Company's pre-tax income in 1999 and in 2000 consisted of certain state income tax and estimated Federal income tax payments. The Company previously established a valuation allowance against net-operating-loss carryforwards.

5.        CREDIT FACILITY AND PREFERRED STOCK

          In the second quarter of 2000 the Company became aware of and agreed to an interpretation of the financial covenants under its revolving credit facility (the "Credit Facility") that required a waiver of noncompliance and revised covenants, both of which were accomplished.

          A similar interpretation was also adopted to determine the dividend rate on the Company's preferred stock and, accordingly, the Company accrued for preferred stock dividends related to prior periods at higher dividend rates than were used at the time. The dividend rate is now 15%. The Company accrued an additional $ 2.2 million in dividends related to the prior periods. This amount is recorded as a charge to paid-in capital.

6.        SEGMENT REPORTING

          Effective December 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. As a result of the sale of the outstanding stock of four of its wholly owned subsidiaries effective June 26, 2000, the Company has only one operating segment, Black Angus.

7.        SUBSIDIARY GUARANTORS

          Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly and severally liable for the obligations of the Company under the Company's 11 1/2% Senior Secured Notes due 2003 (the "Senior Secured Notes"), and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company on a consolidated basis.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 27, 1999 AND SEPTEMBER 25, 2000:

REVENUES. Total revenues from continuing operations increased to $73.0 million in the third quarter of 2000 from $61.5 million in the third quarter of 1999. Same-store-sales increased 15.4%. There were 103 Black Angus restaurants operating as of September 25, 2000 and 100 Black Angus restaurants operating as of September 27, 1999.

FOOD AND BEVERAGE COSTS. As a percentage of revenues, food and beverage costs from continuing operations increased to 35.3% in the third quarter of 2000 from 33.9% in the third quarter of 1999. The increase relates primarily to higher meat and seafood costs.

PAYROLL COSTS. As a percentage of revenues, labor costs from continuing operations decreased to 27.1% in the third quarter of 2000 from 28.9% in the third quarter of 1999. The decrease is primarily from leveraging costs over a higher sales base.

DIRECT OPERATING COSTS. Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants. As a percentage of revenues, these costs from continuing operations decreased to 24.3% in the third quarter of 2000 from 25.0% in the third quarter of 1999. The decrease relates primarily to leveraging costs over a higher sales base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists of depreciation of fixed assets as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization from continuing operations decreased to 3.0% in the third quarter of 2000 from 4.1% in the third quarter of 1999. The decrease relates primarily to corporate assets not retained by the Company pursuant to the stock sale and leveraging costs over a higher sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses from continuing operations decreased to $1.7 million in the third quarter of 2000 from $3.1 million in the third quarter of 1999. The decrease relates to the reduction of corporate expenses as a result of the stock sale and reduction of other overhead expenses.

OPERATING PROFIT. Due to the above items, profit from continuing operations increased to $5.8 million in the third quarter of 2000 from $1.9 million in the third quarter of 1999. As a percentage of revenues, profit from continuing operations increased to 8.0% in the third quarter of 2000 from 3.1% in the third quarter of 1999.

INTEREST EXPENSE - NET. Interest expense was $4.8 million in the third quarter of 2000, the same as the third quarter of 1999, due to a level amount of debt principal outstanding.

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS. Effective June 26, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries.

The following is a summary of the net income/(loss) from discontinued operations for the thirteen weeks ended September 27, 1999 and September 25, 2000. There was no activity for the third quarter.

($000)                                 September 27, 1999  September 25, 2000
Revenues .............................      $ 34,875       $      0
Food and Beverage Costs ..............         9,722              0
Payroll Costs ........................        12,298              0
Direct Operating Costs ...............         9,349              0
Depreciation and Amortization ........           854              0
General and Administrative ...........         3,975              0
Non-Cash Charge for Impairment .......           540              0
Grandy's Conversion:
         (Gain)/Loss on Sale of Assets           (77)             0
         Non-Cash Charges ............            93              0
                                            --------       --------
Operating Profit / (Loss) ............        (1,879)             0
Interest Expense .....................             0              0
                                            --------       --------
Income/(Loss) Before Taxes ...........        (1,879)             0
Provision for Income Taxes ...........           (17)             0
                                            --------       --------
Net Income/(Loss) from
Discontinued Operations ..............      $ (1,862)      $      0
                                            ========       ========

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1999 AND SEPTEMBER 25, 2000:

REVENUES. Total revenues from continuing operations increased to $226.6 million in 2000 from $200.3 million in 1999. Same-store-sales increased 10.7%. There were 103 Black Angus restaurants operating as of September 25, 2000 and 100 Black Angus restaurants operating as of September 27, 1999.

FOOD AND BEVERAGE COSTS. As a percentage of revenues, food and beverage costs from continuing operations increased to 34.3% in 2000 from 33.3% in 1999. The increase relates primarily to higher meat and seafood costs.

PAYROLL COSTS. As a percentage of revenues, labor costs from continuing operations decreased to 26.8% in 2000 from 28.1% in 1999. The decrease is primarily from leveraging costs over a higher sales base.

DIRECT OPERATING COSTS. As a percentage of revenues, these costs from continuing operations decreased to 23.3% in 2000 from 24.0% in 1999. The decrease relates primarily to leveraging costs over a higher sales base.

DEPRECIATION AND AMORTIZATION. As a percentage of revenues, depreciation and amortization from continuing operations decreased to 3.2% in 2000 from 3.5% in 1999. The decrease relates primarily to corporate assets not retained by the Company pursuant to the stock sale and leveraging costs over a higher sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses from continuing operations decreased to $7.7 million in 2000 from $9.1 million in 1999. The decrease relates to the reduction of corporate expenses as a result of the stock sale and reduction of other overhead expenses.

OPERATING PROFIT. Due to the above items, profit from continuing operations increased to $20.3 million in 2000 from $12.9 million in 1999. As a percentage of revenues, profit from continuing operations increased to 9.0% in 2000 from 6.4% in 1999.

INTEREST EXPENSE - NET. Interest expense decreased slightly to $14.3 million in 2000 from $14.6 million in 1999.

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS. The following chart summarizes the net income/(loss) from discontinued operations for the thirty-nine weeks ended September 27, 1999 and thirty-nine weeks ended September 25, 2000. There were only twenty-six weeks of activity for the period ended September 25, 2000 because the discontinued operations were sold at the end of the second quarter and there was no activity in the third quarter.

($000)                                   September 27, 1999      September 25, 2000
Revenues .............................          $ 110,228           $  65,111
Food and Beverage Costs ..............             30,964              17,123
Payroll Costs ........................             38,277              21,605
Direct Operating Costs ...............             29,216              16,888
Depreciation and Amortization ........              3,079               2,003
General and Administrative ...........              8,478               3,137
Non-Cash Charge for Impairment .......                540                 112
Grandy's Conversion:
         (Gain)/Loss on Sale of Assets               (913)                752
         Non-Cash Charges ............                239                   0
                                                ---------           ---------
Operating Profit / (Loss) ............                348               3,491
Interest Expense .....................                  0                   0
                                                ---------           ---------
Income / (Loss)Before Taxes ..........                348               3,491
Provision for Income Taxes ...........                  0                  17
                                                ---------           ---------
Net Income/(Loss) from
Discontinued Operations ..............          $     348           $   3,474
                                                =========           =========

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flow from operations and borrowings under its Credit Facility. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of September 25, 2000, the Company had cash of $14.3 million. The Company expects to use the proceeds of the sale of the Non-Black Angus Subsidiaries to repay a portion of the Senior Secured Notes in the fourth quarter.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit card vouchers, which are ordinarily paid within three to five days, and restaurant businesses do not maintain substantial inventory because of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At September 25, 2000, the Company had a working capital deficit of $11.5 million.

The Company estimates that capital expenditures of $3.0 million to $4.0 million are required annually to maintain and refurbish its existing restaurants. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures year-to-date are $6.4 million in 2000 and $4.5 million in 1999. The Company estimates that total capital expenditures in 2000 will be approximately $8.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through operating leases.

The Company is obligated to make semiannual interest payments on the Senior Secured Notes each February 15 and August 15 through February 2003. Accordingly, interest payments of $9.1 million were made in February and August 2000.

On June 28, 2000, the Company amended the terms of the Credit Facility to reduce the aggregate commitment of the lenders from $15 million to $12 million, to reduce the amount available for issuances of letters of credit from $10 million to $7 million, and to extend the maturity date from February 25, 2001 to June 30, 2002. On September 25, 2000, the Company had outstanding letters of credit primarily related to its self-insurance programs of $5.5 million. As of September 25, 2000, letters of credit were the only drawing against the Credit Facility, with $6.5 million remaining available under the Credit Facility.

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

Although the Company is highly leveraged, based upon current levels of operations and anticipated growth, the Company expects that cash flows generated from operations together with its other available sources of liquidity will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures, and to finance working capital requirements. However, the Company does not expect to generate sufficient cash flow from operations in the future to pay the Senior Secured Notes upon maturity and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of September 25, 2000 has not materially changed since December 27, 1999. The market risk profile on December 27, 1999 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 27, 1999.

PART II.          OTHER INFORMATION

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

The Company was not in compliance with the financial covenants under the Credit Facility for the fiscal periods ended December 27, 1999, March 27, 2000, and June 26, 2000. Upon closing of the stock sale of the Non-Black Angus Subsidiaries on June 28, 2000, the majority lenders under the Credit Facility waived such noncompliance and agreed with the Company to revise such covenants. The Company is in compliance for the fiscal period ended September 25, 2000.

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



                                              AMERICAN RESTAURANT GROUP, INC.
                                              -------------------------------
                                                      (Registrant)




Date:      November 8, 2000               By:     /s/ Ralph S. Roberts
      ------------------------------          ---------------------------------
                                                      Ralph S. Roberts
                                           Chief Executive Officer and President