Form 10-K405
period 2000-12-25
AMERICAN RESTAURANT GROUP INC
filed 2001-03-26
CIK 853083

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         For the fiscal year ended December 25, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from ____________ to _____________

         Commission file number: 33-48183

                         American Restaurant Group, Inc.
             ----------------------------------------------------
             Exact Name of Registrant as Specified in Its Charter

                 Delaware                                  33-0193602
----------------------------------------         -----------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

        4410 El Camino Real - Suite 201
          Los Altos, California                            94022
----------------------------------------         -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (650) 949-6400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. _X_

The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of February 26, 2001, was 128,081.

                         AMERICAN RESTAURANT GROUP, INC.

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I

ITEM 1.    BUSINESS............................................................       1

ITEM 2.    PROPERTIES..........................................................       4

ITEM 3.    LEGAL PROCEEDINGS...................................................       5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..................       5


PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................       5

ITEM 6.    SELECTED FINANCIAL DATA.............................................       6

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................       7

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................      10

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................      11


PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................      12

ITEM 11.   EXECUTIVE COMPENSATION..............................................      14

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT......................................................      16

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................      18


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
           AND REPORTS ON FORM 8-K.............................................      19

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

American Restaurant Group, Inc., a Delaware corporation (the "Company"), through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. The Company was formed on August 13, 1986 to acquire certain operations of Saga Corporation, a wholly owned subsidiary of Marriott Corporation (the "Acquisition"). The Acquisition was completed in February 1987. (Prior to the completion of the Acquisition, the Company had no significant operations.) The Company is a subsidiary of American Restaurant Group Holdings, Inc., a Delaware corporation ("Holdings").

As of December 25, 2000, there were three wholly owned direct subsidiaries of the Company: ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. ARG Enterprises, Inc. is the parent to one wholly owned subsidiary, Black Angus Enterprises of Idaho, Inc.

The only operating segment is Black Angus, which operates a western-style steakhouse specializing in steak and prime rib. In June 2000, the Company sold all of the stock (the "Stock Sale") of four wholly owned subsidiaries (Grandy's, Inc., Spoons Restaurants. Inc., Spectrum Foods, Inc., and Local Favorite, Inc., collectively, the "Non-Black Angus Subsidiaries") to Spectrum Restaurant Group, Inc. ( formerly known as NBACo, Inc.; see discussion in Item 7 Net Income (Loss) from Discontinued Operations and Item 13 Certain Relationships and Related Transactions).

OVERVIEW

As of December 25, 2000, Black Angus operated 105 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses located primarily in California, the Pacific Northwest, and Arizona. The chain was founded in Seattle in 1964. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses. The restaurants are generally freestanding and range in size from 6,000 to 12,000 square feet, seating approximately 220 to 350 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

As of December 28, 1992, Black Angus operated 66 in-restaurant lounges that offered disc jockeys, dancing, and a focus on the sale of alcoholic beverages during the after-dinner and late-night time periods. While the late-night entertainment business generated favorable profit margins in isolation, management was concerned that this business negatively affected visits by its core customers. Black Angus began limiting its late-night entertainment business in 1992 and subsequently, between 1994 and 1999, phased out its late-night entertainment business in 4 to 19 restaurants per year. By year-end 1999, Black Angus completed its plan to exit the late-night entertainment business. Most of the dance floors and lounge areas in the restaurants were remodeled to include additional seating or an open waiting area.

Once the Company decided to phase out its late-night entertainment business, it developed a new restaurant prototype eliminating the dance floor and the lounge area. This new prototype is smaller, approximately 6,700 square feet, and offers the same number of dining seats as the existing restaurants. The Company opened 20 restaurants using the new restaurant prototype since 1995, including 3 in late 2000. The Company intends to continue to expand Black Angus using the new prototype in existing and adjacent markets.

RESTAURANT OPERATIONS

Black Angus is organized functionally with separate operations, marketing, accounting, finance/treasury, real estate/risk management, human resources/payroll, and legal departments.

The Company's cash management system is highly sophisticated with controls down to the server level. Restaurants are required to make daily deposits of cash and the Company uses a centralized cash-concentration system that sweeps all of its cash accounts on a daily basis. The central accounts payable and check-writing system profiles approximately 6,400 vendors.

The Company uses a combination of in-house and outside-contracted services for its management information system needs. In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant and corporate levels. The Company contracts for payroll services and for mainframe-based data processing.

Each restaurant is staffed with a General Manager who is directly responsible for the operation of the restaurant, including product quality, cleanliness, service, inventory, cash control, and the appearance and conduct of employees. Each restaurant also has one or two restaurant Managers and a Chef. Managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines.

General Managers are supervised by District Managers, each of whom is responsible for approximately eight restaurants. District Managers, General Managers, Managers, and Chefs are eligible for bonuses under an extra-compensation program that has goals and objectives based on the profitability, sales, and other factors relating to the restaurants.

PURCHASING AND DISTRIBUTION

To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items. The Company purchases products throughout the United States and abroad through agreements with various food-service vendors. None of the Company's vendors supplies the Company exclusively and no material agreements exist. The Company routinely uses public, cold-storage facilities and makes short-term forward commitments in order to establish the availability and price of key food items such as beef and seafood. In order to achieve more favorable terms, the Company concentrates its distribution but believes that it could replace any distributor, if necessary, on a timely basis.

COMPETITION AND MARKETS

All aspects of the restaurant business are highly competitive. Price, restaurant location, food quality, service, and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns, and economic conditions. The Company's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. Many of the Company's competitors have substantially greater financial, marketing, personnel, and other resources than the Company. In addition, competition is not limited to a particular segment of the restaurant industry because fast-food restaurants, steakhouses and casual-dining restaurants are all competing for the consumer's dining dollars. The Company believes that its principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety, and quality of food products served; the quality and training of its employees; the experience and ability of its management; and the economies of scale enjoyed by the Company because of its size and geographic concentration. The Company monitors consumer tastes and adjusts and updates its menus accordingly.

EMPLOYEES

At December 25, 2000, the Company employed approximately 9,200 persons, of whom approximately 8,700 were hourly employees in restaurants, approximately 450 were salaried employees in restaurants (Managers and Chefs), and approximately 75 were hourly and salaried employees in divisional and corporate management and administration. Approximately 58% of the hourly restaurant employees work on a part-time basis (25 hours or less per week). No facility is unionized. The Company believes it provides competitive compensation and benefits to its employees and that its employee relations are good.

REGULATIONS

Each restaurant is subject to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. In addition, each restaurant is subject to licensing with respect to the sale of alcoholic beverages. The loss of licenses or permits by the Company's restaurants to sell alcohol would interrupt or terminate the Company's ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on the Company. The Company believes it has good relations with the various alcoholic beverage authorities.

The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions. Many of the Company's restaurant employees are paid at rates related to the Federal and state minimum-wage rates. Accordingly, increases in the minimum wages increase the Company's labor costs.

SERVICE MARKS

The Company regards its service marks and trademarks as important to the identification of its restaurants and believes they have significant value in the conduct of its business. The Company has registered various service marks and trademarks with the United States Patent and Trademark Office. In addition, certain marks have been registered in the state of California, in various other states, and in certain foreign countries.

SEASONALITY

The Company's restaurant revenues and profitability are not subject to significant seasonal fluctuations.

ITEM 2. PROPERTIES

The following table sets forth, as of December 25, 2000, the number of properties owned or leased by the Company:

                                            Lease Land      Lease Land
                                              and Own           and
                                              Building        Building           Total
                                            -----------     -----------       ----------
Operated by the Company                         73              32               105
                                             ========        ==========       ==========

Most of the Company's restaurants are freestanding and range from approximately 6,000 to 12,000 square feet. Most of the Company's leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance, and other expenses.

The Company leases office space for its corporate and Black Angus headquarters in Los Altos, and also leases office space in Santa Ana, California.

The following table sets forth, as of December 25, 2000, the number of Black Angus restaurants by state of operation:

California                        56
Washington                        11
Arizona                           10
Minnesota                          6
Colorado                           5
Oregon                             4
Indiana                            3
Utah                               3
Hawaii                             2
Nevada                             2
Alaska                             1
Idaho                              1
New Mexico                         1
                                 ---
Total                            105
                                 ===

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business, including claims arising out of personal injuries, employment practices, workers' compensation cases, and contract lawsuits. The claims sometimes assert substantial damages. Based on information presently available, management does not believe that the outcome of such litigation will have a material adverse effect on the Company's financial position, business, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the stockholders of the Company in the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

As of February 26, 2001, there were five holders of record of the 128,081 outstanding shares of the Company's common stock. The Company has never paid dividends to its common stockholders and has no plans to do so. There is currently no market for the Company's common stock, nor is such anticipated in the near future.

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE

As of February 26, 2001, there were five holders of record of the 50,953 outstanding shares of the Company's cumulative preferred stock. Dividends accrue at a rate of 12% to 15% per annum, payable semiannually on February 15 and August 15 of each year. The Company may, at its option, pay dividends in cash or in additional shares of cumulative preferred stock.

A stock dividend of 2,499 shares was made on February 15, 2000. In the second quarter of 2000, the Company agreed to an interpretation of the financial covenants used to determine the dividend rate. The result was an increase in the dividend rate from 12% to 15% and additional dividends issued on August 15th of 2,503 shares (relating to holders at August 1999 and February 2000). Stock dividends of 5,872 (including the adjustment) and 3,618 shares were made on August 15, 2000 and February 15, 2001, respectively.

There is currently no market for the Company's cumulative preferred stock, nor is such anticipated in the near future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data is for the year-end 2000 and each of the four prior fiscal years is derived from the audited consolidated financial statements of the Company, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                               YEAR ENDED (1)
                                                 ----------------------------------------------------------------------
                                                 Dec. 30,       Dec. 29,        Dec. 28,       Dec. 27,       Dec. 25,
                                                 1996(2)          1997            1998           1999            2000
                                                 --------       --------        --------       -------        ---------
                                                                           (dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:
  Black Angus....................................$254,946       $264,175        $265,536       $263,561       $299,822

RESTAURANT COSTS (BLACK ANGUS AND CORPORATE):
  Food and beverage..............................  86,038         89,103          89,521         88,110        103,339
  Payroll........................................  73,359         73,819          74,912         75,114         82,818
  Direct operating...............................  80,349         65,010          63,260         63,033         69,721
  Depreciation and
    amortization.................................  13,075         14,975          10,115          9,396          9,554
                                                 --------       --------        --------       --------       --------
      Total restaurant costs..................... 252,821        242,907         237,808        235,653        265,432

General and administrative
  expenses.......................................  15,695         16,891          11,780         11,975         11,108

Operating profit/(loss)..........................   3,609          1,836          15,799         15,474         23,282

Interest expense, net............................  27,714         23,985          20,269         19,450         19,036

Income/(loss)
from Continuing operations....................... (35,874)       (22,149)         (4,537)        (4,046)         4,061

Income/(loss)
from Discontinued operations.....................$(14,275)      $  1,887        $ (4,879)      $ (1,622)         3,474

Extraordinary gain/(loss) on
  extinguishment of debt from continuing
  operations...................................... (1,688)           -             9,559           -              (473)

Net income/(loss)................................$(38,461)      $(20,292)       $    143       $ (5,668)         7,062


BALANCE SHEET DATA:
Property and equipment, net continuing...........$ 54,455       $ 49,793        $ 50,942       $ 51,478       $ 53,370
Total assets..................................... 172,129        152,011         150,459        142,729         89,575
Long-term obligations,
  including current portion...................... 178,959        178,484         164,816        164,712        147,799
Cumulative preferred stock,
  mandatorily redeemable.........................   -              -              36,801         41,914         49,891
Common stockholders'
  equity (deficit)............................... (91,446)      (111,738)       (119,175)      (129,957)      (157,659)

(1) The Company's obligations under its 11.5% senior secured notes due 2003 (the "Notes") and its revolving credit facility ("Credit Facility") are guaranteed by each of its direct subsidiaries (the "Subsidiary Guarantors"). Separate financial statements of the Subsidiary Guarantors are not included in this Form 10-K because the Subsidiary Guarantors are unconditionally jointly and severally liable for the obligations of the Company under the Notes pursuant to such guarantees. The aggregate net assets, earnings, and equity of such Subsidiary Guarantors are substantially equivalent to the net assets, earnings, and equity of the Company on a consolidated basis.

(2)      The year ended December 30, 1996 included 53 weeks.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

YEARS ENDED DECEMBER 28, 1998, DECEMBER 27, 1999, AND DECEMBER 25, 2000:

REVENUES. Black Angus revenues were $265.5 million in 1998, decreased 0.7% to $263.6 million in 1999, and then increased 13.8% to $299.8 million in 2000. The decrease in 1999 was primarily due to a $3.9 million decrease from three restaurants that closed at the end of their leases and a $3.7 million decrease due to the discontinuation of late-night entertainment at four restaurants. These decreases were partially offset by a $2.1 million increase in same-store-sales (excluding late-night entertainment) and a $3.6 million increase resulting from the addition of three new restaurants in the second half of 1999. The increase in 2000 was due to a combination of strong same-store sales and strong new-store performance. Same-store-sales increased 11.4% in 2000 and the new stores contributed 2.4% to the total sales increase. There were 101, 102, and 105 stores operating at the end of 1998, 1999, and 2000, respectively.

FOOD AND BEVERAGE COSTS. As a percentage of revenues, food and beverage costs were 33.7% in 1998, decreased to 33.4% in 1999, and increased to 34.5% in 2000. The increase in 2000 relates primarily to higher meat and seafood costs.

PAYROLL COSTS. As a percentage of revenues, labor costs were 28.2% in 1998, increased to 28.5% in 1999, and then decreased to 27.6% in 2000. The decrease in 2000 is primarily from leveraging costs over a higher Black Angus sales base.

DIRECT OPERATING COSTS. Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants. As a percentage of revenues, these costs were 23.8% in 1998, 23.9% in 1999, and 23.3% in 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the division and corporate office, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization were 3.8% in 1998, decreased to 3.6% in 1999, and then decreased to 3.2% in 2000. The decrease in 2000 was primarily related to corporate assets not retained by the Company pursuant to the Stock Sale and leveraging costs over a higher sales base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of revenues were 4.4% in 1998, 4.5% in 1999, and 3.7% in 2000. The decrease in 2000 was primarily due to a $1 million decrease in corporate overhead resulting from the Stock Sale and reduction of other overhead expenses.

NON-CASH CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS. During 1998 certain assets, including fixed assets and related intangible assets, were revalued at less than their historic costs and resulted in a non-cash charge of $.1 million. A similar non-cash charge of $0.5 million was recorded in 1999. There was no similar charge required for 2000.

OPERATING PROFIT FROM CONTINUING OPERATIONS. As a result of the items discussed above, operating profit was $15.8 million in 1998, $15.5 million in 1999, and then improved to $23.3 million in 2000.

INTEREST EXPENSE - NET. Interest expense was $20.3 million in 1998, decreased to $19.5 million in 1999, and then decreased to $19.0 million in 2000. The weighted-average interest rate on Company borrowings was 11.7%, 11.3%, and 11.5% for 1998, 1999, and 2000, respectively. Average borrowings (excluding capitalized lease obligations) was $161.6 million in 1998, decreased to $160.1 million in 1999, and decreased to $144.1 million in 2000. The reduction in 2000 was the result of a $16.0 million principal payment on the Notes in December.

INCOME TAXES. Provision for income taxes increased from $67,000 in 1998 to $70,000 in 1999, and then increased to $185,000 in 2000. The provisions represent the amounts provided for certain minimum Federal and state income taxes.

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS. The following chart summarizes the calculation of the net income / (loss) for the years ended 1998, 1999, and 2000.

($000)                                     December 28,      December 27,      December 25,
                                               1998              1999             2000
                                           ------------      ------------      ------------
Revenues .........................          $ 161,391           $ 144,424           $65,111
Food and Beverage Costs ..........             46,353              40,157            17,124
Payroll Costs ....................             55,328              49,713            21,645
Direct Operating Costs ...........             43,190              38,715            16,848
Depreciation and Amortization ....              4,523               4,055             1,763
General and Administrative Expense             10,576              11,783             3,376
Non-Cash Charge for Impairment ...              1,265               1,040               112
Grandy's Conversion ..............              5,035                 583               752
Income / (Loss) before Taxes .....             (4,879)             (1,622)            3,491
Provision for Income Taxes .......                  0                   0                17
                                            ---------           ---------           -------
Net Income / (Loss) from
Discontinued Operations ..........             (4,879)             (1,622)            3,474

EXTRAORDINARY GAIN (LOSS). The Company recognized an extraordinary gain of $9.6 million on the extinguishment of debt concurrent with a related refinancing of the Company's debt in February 1998. There were no extraordinary gains or losses in 1999. The Company made a prepayment of principal of $16 million in December 2000, and recorded an extraordinary loss of $473,000 to write off the related unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of December 25, 2000, the Company had cash of approximately $8.5 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days. The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. At December 25, 2000, the Company had a working capital deficit of $29.4 million.

The Company estimates that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish its existing restaurants. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures for continuing operations were $7.9 million in 1998, $6.2 million in 1999, and $7.9 million in 2000. The Company estimates that capital expenditures in 2001 will be approximately $12.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through mortgages on capital equipment.

As a result of the Notes, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, the Company made total interest payments of $18.9 million during 2000. In December 2000, the Company paid $16 million plus accrued interest of $.7 million on the Notes, reducing the outstanding balance to $142.6 million. There is an additional $1.9 million in recorded long-term debt that relates to mortgages/loans on capital equipment.

On June 28, 2000, the Company amended the terms of the Credit Facility to reduce the aggregate commitment of the lenders from $15 million to $12 million, to reduce the amount available for issuances of letters of credit from $10 million to $7 million, and to extend the maturity date from February 25, 2001 to June 30, 2002. On December 25, 2000, letters of credit were the only drawing under the Credit Facility, with $6.5 million remaining under the Credit Facility.

A stock dividend of 2,499 shares was paid on February 15, 2000. In the second quarter of 2000, the Company agreed to an interpretation of the financial covenants used to determine the dividend rate. The result was an increase in the dividend rate from 12% to 15% and additional dividends issued on August 15th of 2,503 shares (relating to holders at August 1999 and February 2000). Stock dividends of 5,872 (including the adjustment) and 3,618 shares were made on August 15, 2000 and February 15, 2001, respectively.

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

Although the Company is highly leveraged, based upon current levels of operations and anticipated growth, the Company expects that cash flows generated from operations together with its other available sources of liquidity will be adequate to make required payments of principal and interest on its indebtedness, to make anticipated capital expenditures, and to finance working capital requirements for the next several years. However, the Company does not expect to generate sufficient cash flows from operations in the future to fully pay the Notes upon maturity and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") Number 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 137, "Accounting for Derivative and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133," issued in June 1999, defers the effective date of SFAS No. 133 until the Company's first quarter financial statements in fiscal 2001. The Company is currently not engaged in hedging activities, but will apply the requirement of this statement when and if it becomes appropriate.

MARKET RISK EXPOSURE

The Company is generally not exposed to market risks related to fluctuations in interest rates because the Notes and cumulative preferred stock are at fixed rates. Changes in interest rates affect the fair market value of fixed-rate debt, but not the Company's earnings or cash flows. Interest-rate risk and changes in fair market value would not have a significant impact on its fixed-rate debt until the Company undertakes a refinancing.

The Company is exposed to market risks related to fluctuations in interest rates on short-term borrowings on its Credit Facility. Although the Company may borrow on its revolver from time to time, no amounts were outstanding at year end. Even if the entire Credit Facility were utilized for the entire year, a one-percentage point increase in interest rates would only result in an increase in interest expense of approximately $120,000.

The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company does not believe future market rate risks will have a material impact on the Company or the results of its future operations, apart from changes in interest rates upon a refinancing.

IMPACT OF INFLATION

Although inflationary increases in food, labor, or operating costs could adversely affect operations, the Company has generally been able to offset increases in cost through price increases, labor scheduling, and other management actions.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are forward-looking regarding cash flows from operations, restaurant openings, capital requirements, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, governmental regulations, and inflation.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information about the Company's current directors and each of its executive officers and key management personnel:

              NAME                    AGE                 POSITION WITH COMPANY
     ------------------------         ---        --------------------------------------
     George G. Golleher                53        Chairman, Director
     Ralph S. Roberts                  58        Chief Executive Officer, President, Director
     Patrick J. Kelvie, Esq.           49        Vice President, Secretary, Treasurer, and General Counsel
     Anwar S. Soliman                  63        Director
     Robert D. Beyer                   41        Director
     M. Brent Stevens                  40        Director


Officers are elected by the Board of Directors and serve at the discretion of the Board.

GEORGE G. GOLLEHER. Mr. Golleher was elected as a Director of the Company in 1998 and as Chairman of the Board in 2000. Mr. Golleher previously served as President and Chief Operating Officer and as a Director, of Fred Meyer, Inc. from May 1998 to June 1999. Prior to that, Mr. Golleher was the Chief Executive Officer and a Director of Ralphs Grocery Company from June 1995 until its merger with Fred Meyer Inc. in May 1998. Mr. Golleher was a Director of Food 4 Less Supermarkets, Inc. since its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets, Inc. from January 1990 until its merger with Ralphs. Mr. Golleher serves as a Director of Furr's Supermarkets, Inc. and Cyrk, Inc.

RALPH S. ROBERTS. Mr. Roberts became the Chief Executive Officer of the Company in 2000. He has served as a Director of the Company since 1991 and has served as the President and Chief Operating Officer of the Company since 1986. Mr. Roberts has over 30 years of experience in the restaurant industry. Before joining the Company, he was Deputy Group Executive of Operations of the Grace Restaurant Group and Vice President of W.R. Grace & Co.
("Grace"). Prior to joining Grace in 1980, he was Vice President of the Stouffer Restaurant Division and President and co-founder of the Rusty Scupper restaurants. Mr. Roberts received a B.A. from Princeton University.

PATRICK J. KELVIE. Mr. Kelvie has served as General Counsel of the Company since 1987 and Secretary of the Company since 1989. Mr. Kelvie became a Vice President of the Company in 1998 and Treasurer in 2000. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary of the Company. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation, predecessor owner of Black Angus. Mr. Kelvie received an A.B. from the University of California at Berkeley and a J.D. from Harvard Law School.


ANWAR S. SOLIMAN. Mr. Soliman has served as a Director of the Company from its organization in 1986. Mr. Soliman served as Chairman and Chief Executive Officer from 1986 until June 2000. Mr. Soliman is now the Chief Executive Officer of Spectrum Restaurant Group, Inc., which acquired certain restaurant subsidiaries from the Company in June 2000. Prior to 1986, Mr. Soliman was Executive Vice President of Grace and Group Executive of the Grace Restaurant Group, which he started in 1977. Mr. Soliman spent 22 years with Grace in various executive positions. Mr. Soliman received both a B. Commerce and an M.B.A. from Alexandria University and a Ph.D. from New York University.

ROBERT D. BEYER. Mr. Beyer has served as a Director of the Company since 1998. Mr. Beyer is President of Trust Company of the West ("TCW") where he has been employed since 1995. Mr. Beyer was Co-Chief Executive Officer of Cresent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1986 to 1991, Mr. Beyer was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated. From 1983 to 1986, Mr. Beyer was a member of the Investment Banking Department of Bear, Stearns & Co., Inc. Mr. Beyer is also a Director of TCW and The Kroger Co., and a commissioner of the Los Angeles City Employees Retirement System.

M. BRENT STEVENS. Mr. Stevens has served as a Director of the Company since 1999. Mr. Stevens is an Executive Vice President of the Corporate Finance Department of Jefferies & Company, Inc., where he has served since 1990. From 1989 to 1990, Mr. Stevens was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation for services rendered in all capacities that the Company paid to, or accrued for, the Chief Executive Officer and each of the executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM COMPENSATION
                                                                         ------------------------------
                                          ANNUAL COMPENSATION                  AWARDS           PAYOUTS
                             ------------------------------------------- ---------------------- -------
                                                                 OTHER                  NUMBER               ALL
                                                                 ANNUAL   RESTRICTED     OF                 OTHER
      NAME AND                                                   COMPEN-    STOCK      OPTIONS/   LTIP     COMPEN-
PRINCIPAL POSITION             YEAR      SALARY      BONUS      SATION(a)  AWARD(S)      SARS   PAYOUTS   SATION(b)
------------------------------------------------------------------------ ------------------------------------------
RALPH S. ROBERTS ........      2000      473,364         0       15,608      -            -        -         8,250
(CEO AND PRESIDENT)            1999      422,961         0      119,315      -            -        -        10,620
                               1998      422,961         0       53,073      -            -        -        13,050

PATRICK J. KELVIE .......      2000      222,692         0            0      -            -        -         7,572
(VICE PRESIDENT,               1999      195,000         0            0      -            -        -         1,348
SECRETARY, TREASURER, AND      1998      195.000         0            0      -            -        -         1,512
GENERAL COUNSEL)

ANWAR S. SOLIMAN ........      2000      210,000         0            0      -            -        -       285,322
(FORMER CHAIRMAN AND CEO)      1999      740,188         0      293,831      -            -        -        29,646
                               1998      740,188         0      105,626      -            -        -        37,907

WILLIAM J. MCCAFFREY, JR.      2000      161,250          0       7,731      -            -        -       412,700
(FORMER VICE PRESIDENT)        1999      195,000          0       3,702      -            -        -         9,620
                               1998      195,000     39,012       3,850      -            -        -        16,931

KEN A. DI LILLO .........      2000      138,365          0           0      -            -        -           980
(FORMER V.P. FINANCE,          1999      171,538     30,000           0      -            -        -         1,278
TREASURER, AND                  1998      160,000          0           0      -            -        -         1,426
ASST.SECRETARY)

----------------
(a) Amounts shown in this column for the last fiscal year include the following: group term life insurance premiums of $15,608 and 7,731 for Mssrs. Roberts and McCaffrey, respectively.

(b) Amounts shown in this column for the last fiscal year includes auto allowance for Mssrs. Roberts, Kelvie, Soliman, and McCaffrey. Amounts also include Company matching contributions to a 401(k) plan for Mssrs. Kelvie and McCaffrey. Amounts shown include severance and vacation payments of $281,322 for Mr. Soliman and $407,500 for Mr. McCaffrey.

         Amounts shown in 2000 are for a partial year, for Mssrs. Soliman, McCaffrey, and Di Lillo.

EMPLOYMENT AGREEMENTS

The following table sets forth, with respect to any executive officer who has entered into an employment agreement with the Company, the base salary for such officer provided for therein together with the termination date of such agreement:

                                                                              BASE        TERMINATION
NAME OF INDIVIDUAL              CAPACITY IN WHICH SERVED                     SALARY           DATE
------------------              ------------------------------------         -------      ------------
Ralph S. Roberts                Chief Executive Officer and President        $500,000       12/31/01


The agreement provides, among other things, for adjustments to the base salary and automatic extension of the termination date. The agreement also provides for certain other benefits including one year's pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreement provides for six months' pay if he terminates his employment for cause. The employment agreement does not provide for any salary in the event of termination by the Company for cause.

There is a consulting agreement with George G. Golleher, Chairman and Director, in effect until 08/31/01. The agreement provides for monthly payments for consulting services and expenses for a total amount of $232,000 for the period from January 1, 2001 through August 31, 2001. The agreement is terminable without cause by either party upon 90 days' notice.

SAVINGS PLAN

The Company currently has the American Restaurant Group Savings and Investment Plan (the "Savings Plan"), which is a 401(k) plan established for the benefit of employees who satisfy certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant's total earnings for a calendar year (but not in excess of $10,500 for 2000). The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump-sum form. Distributable benefits are based on the value of the participant's individual account balance that is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 2000, 100% of the Company matching contributions were vested for Mr. Kelvie.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock (as if all outstanding warrants were exercised), as of February 26, 2001, by (i) each of the Company's directors,
(ii) the Chief Executive Officer and certain other highly compensated executive officers of the Company, (iii) all executive officers and directors as a group, and (iv) each person believed by the Company to own beneficially more than 5% of the Company's outstanding common stock. Pursuant to a voting trust agreement, Anwar S. Soliman controls Holdings and,accordingly, together with his direct ownership of common stock and the New Voting Trust Agreement (as described below), effectively controls the voting of all (without giving effect to the exercise of any outstanding warrants) the outstanding common stock, subject to the terms of the Securityholders Agreement (as described below).

                                            Amount and Nature of             Percent of                  Percent of
Name and Address                            Beneficial Ownership          Outstanding Class           Diluted Class(1)
----------------                            --------------------          -----------------           -----------------
Anwar S. Soliman                              22,416 (2)                        17.5%                        9.6%
Roberts Family Limited
  Partnership                                  9,702                             7.6                         4.2
Patrick J. Kelvie                                387                             0.3                         0.2
Robert D. Beyer (3)                              -                                -                           -
George G. Golleher (4)                           -                                -                           -
M. Brent Stevens (5)                             -                                -                           -
American Restaurant Group
  Holdings, Inc. (6)                          93,150                            72.7                        40.0
All directors and officers
  of the company as a group
  (6 persons)                                 32,505                            25.4                        14.0
TCW Investors (7)                             55,558 (8)                          -                         23.9

(1)      Gives effect to the exercise of all outstanding warrants.

(2) Does not include 12,515 shares of the common stock that Mr. Soliman is deemed to be the owner of pursuant to the New Voting Trust Agreement.

(3) Does not include shares deemed to be beneficially owned by the TCW Investors (as defined herein). Robert D. Beyer is a President of TCW, of which TCW Group (see footnote (8) below) and the TCW Investors are affiliates. Mr. Beyer shares investment power for the following TCW
         Investors: TCW Shared Opportunity Fund II L.P., TCW Leveraged Income Trust, L.P., and TCW Shared Opportunity Fund IIB, LLC. See footnote (7) below.

(4) George G. Golleher was elected Director of the Company, as nominee of the TCW Investors.

(5) Does not include shares deemed to be beneficially owned by Jefferies & Company, Inc.

(6) Anwar S. Soliman owns 228,577 shares of Holdings common stock, representing 49.2% of the outstanding common stock of Holdings. In addition, Mr. Soliman is deemed to be the owner, pursuant to the Voting Trust Agreement, of an additional 147,396 shares of Holdings common stock, representing 80.9% of the outstanding common stock of Holdings.

(7) TCW Shared Opportunity Fund II., L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB , LLC.

(8) Represents warrants that are immediately exercisable at a nominal price per share. Includes warrants beneficially owned by the TCW Investors and of which TCW Asset Management Company and certain affiliates, which control voting and investment power in their capacity as general partner, investment manager, or manager of the TCW Investors (the "TCW Group"), disclaim beneficial ownership.

Both of the Company's present management stockholders and the other stockholders (collectively, the "Management Shareholders") entered into a voting trust agreement (the "New Voting Trust Agreement") dated February 25, 1998 in accordance with which Anwar S. Soliman, Director, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of August 15, 2005 or the earlier termination of the New Voting Trust Agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 86.2% of the outstanding shares of Company's common stock (approximately 47.4% on a diluted basis). In addition, the Management Shareholders entered into other agreements pursuant to which such holders were granted registration rights substantially identical to the rights granted to the holders of the warrants pursuant to the Securityholders' Agreement (as described below.) Each of the Management Shareholders is also party to a subscription agreement with Holdings, which provides such stockholder certain rights with respect to shares of Holdings common stock held by such stockholder.

As of February 26, 2001, holders of the Company's preferred stock held warrants for 40% of the common stock on a diluted basis.

SECURITYHOLDERS AGREEMENT

In connection with the February 1998 recapitalization plan, each of Holdings, the Management Shareholders, Jefferies & Company, Inc. (the "Initial Purchaser" of the Notes), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University, and TCW Shared Opportunity Fund IIB, LLC (collectively, the "TCW Investors"), and TCW Asset Management Company entered into a securityholders' agreement concerning the Company (the "Securityholders Agreement"). The Securityholders Agreement provides that the parties will agree to vote all of their shares of the Company's equity securities so that the composition of the Company's Board of Directors consists of five members, two of whom will be management nominees, two of whom will be nominees of the TCW Investors, and one of whom, the remaining director, will be an independent director designated by the Initial Purchaser; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company's common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company's common stock being listed for trading on any of the New York Stock Exchange, the NASDAQ National Market, or the American Stock Exchange (the "Public Company Date"), the TCW Investors and management will mutually choose the Remaining Director and the Initial Purchaser will no longer have any right to designate a director. The Securityholders Agreement does not limit the rights of the holders of the preferred stock under the Certificate of Designation to elect additional directors to serve on the Company's Board of Directors in certain circumstances.

The Securityholders Agreement also provides that (i) in the event that Holdings sells or transfers any of its shares of Company equity securities, directly or indirectly, TCW Investors will have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings' sale or transfer, (ii) TCW investors will have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Securityholders Agreement (other than Management Shareholders) to purchase the equity securities being sold; and (iii) TCW Investors have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of any capital stock of the Company's subsidiaries, a sale of a material amount of the assets and properties of the Company, transactions with affiliates, and amendments to the Company's Certificate of Incorporation and Bylaws. In addition, the Securityholders Agreement provides that certain of the TCW Investors' purchasers will receive payments from the Company with respect to withholding obligations as a result of their ownership of the preferred stock, which amount shall not exceed $125,000 per year. No such payments were made by the Company in 2000. None of the rights under the Securityholders Agreement are transferable by TCW Investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company sold all of the outstanding stock of four wholly owned subsidiaries (collectively, the "Non-Black Angus Subsidiaries") to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) The consideration was determined by arm's length negotiations between the parties. There was no gain or loss recorded because of the related-party nature of the Stock Sale. The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between the company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $26.8 million was charged as a result of the sale. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the operating restaurants that were sold. The amount of estimated liabilities remaining at December 25, 2000 was approximately $2.9 million.

The Company is currently working to settle these liabilities. Any adjustments to the recorded balance, as a result of such settlement, will be recognized as a loss on discontinued operations in the current year, if such a settlement is reached prior to June 28, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(b)      List of Exhibits

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

              2.7            Not Applicable

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

              2.10           Not Applicable

              2.11           Stock Purchase Agreement, dated as of May 9, 2000 between the Company and NBACo, Inc. ******

              2.12           Amendment No. 1, dated as of June 26, 2000, to Stock Purchase Agreement, dated as of May 9, 2000, between the Company and NBACo, Inc. ******

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

              3.3            Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of
                             State of Delaware on February 23, 1998.****

              3.4            By-Laws of the Company.*

          Exhibit No.                            Description
          -----------                            -----------

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

              4.9            First Supplemental Indenture, dated as June 28, 2000, to Indenture, dated as of February 25, 1998, between the Company and U.S. Trust Company, National Association (formerly known as U.S. Trust
                             Company of California, N.A.). ******

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

             10.1            Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Anwar S. Soliman. **

             10.2            Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Ralph S. Roberts. **

             10.3            Revolving Credit Agreement, dated as of February 25, 1998, by and among the Company, the subsidiaries of the Company listed as Borrowers therein, Fleet National Bank (formerly known as
                             BankBoston, N.A.), as Agent, and the Banks listed on Schedule I thereto. ******

             10.4            First Amendment, dated as of June 28, 2000, to Revolving Credit Agreement, dated as of February 25,
                             1998, by and among the Company, the subsidiaries of the Company listed as Borrowers therein, Fleet
                             National Bank (formerly known as BankBoston, N.A.), as Agent, and the Banks listed on Schedule I thereto. ******

             10.5            Joinder Agreement, dated as of June 28, 2000 between ARG Terra, Inc. and Fleet National Bank, as
                             Agent. ******



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

             ****** Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 28, 2000 and filed with the Securities and Exchange Commission on July 12, 2000.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMERICAN RESTAURANT GROUP, INC.


                                                 By: /s/ RALPH S. ROBERTS
                                                     --------------------------
                                                        Ralph S. Roberts
                                                         Chief Executive
                                                      Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ GEORGE G. GOLLEHER                       Director and Chairman                           March 26, 2001
----------------------
    George G. Golleher

/s/ RALPH S. ROBERTS                       President, Chief Executive                        March 26, 2001
--------------------                           Officer and Director
    Ralph S. Roberts                       (Principal Executive Officer)

/s/ PATRICK J. KELVIE                        Vice President, Treasurer,
---------------------                      Secretary and General Counsel                    March 26, 2001
    Patrick J. Kelvie                        (Principal Financial and
                                               Accounting Officer)

/s/ ANWAR S. SOLIMAN                               Director                                 March 26, 2001
--------------------
    Anwar S. Soliman

/s/ ROBERT D. BEYER                                Director                                 March 26, 2001
-------------------
    Robert D. Beyer

/s/ M. BRENT STEVENS                               Director                                 March 26, 2001
--------------------
    M. Brent Stevens

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants..................................................................      F-2

Consolidated Balance Sheets as of December 27, 1999,
         and December 25, 2000............................................................................      F-3

Consolidated Statements of Operations for the Years Ended
         December 28, 1998, December 27, 1999,
         and December 25, 2000............................................................................      F-5

Consolidated Statements of Common Stockholders'
         Equity (Deficit) for the Years Ended December 28, 1998,
         December 27, 1999, and December 25, 2000.........................................................      F-6

Consolidated Statements of Cash Flows for the Years
         Ended December 28, 1998, December 27, 1999,
         and December 25, 2000............................................................................      F-7

Notes to Consolidated Financial Statements................................................................      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 27, 1999 and December 25, 2000, and the related consolidated statements of operations, common stockholders' equity (deficit), and cash flows for the years ended December 28, 1998, December 27, 1999, and December 25, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 27, 1999 and December 25, 2000, and the results of their operations and their cash flows for the years ended December 28, 1998, December 27, 1999, and December 25, 2000, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ARTHUR ANDERSEN LLP


San Francisco, California
March 2, 2001

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 27, 1999 AND DECEMBER 25, 2000


ASSETS

                                                                December 27,              December 25,
                                                                    1999                      2000
                                                                ------------              -------------
         CURRENT ASSETS:
           Cash                                                 $  8,316,000              $  8,532,000
           Accounts receivable                                     2,655,000                 2,938,000
           Inventories                                             2,755,000                 2,853,000
           Prepaid expenses                                        2,873,000                 2,803,000
              Net current assets of
              discontinued operations                              6,068,000                         0
                                                                ------------               -----------

                  Total current assets                            22,667,000                17,126,000
                                                                ------------              ------------

         PROPERTY AND EQUIPMENT:
           Land and land improvements                              2,629,000                 2,629,000
           Buildings and leasehold
             improvements                                         65,418,000                67,631,000
           Fixtures and equipment                                 48,977,000                48,629,000
           Property held under capital
             leases                                                7,480,000                 7,480,000
           Construction in progress                                  521,000                 2,816,000
                                                                ------------              ------------

                                                                 125,025,000               129,185,000
           Less--Accumulated depreciation                         73,557,000                75,815,000
                                                                ------------              ------------
              Net property and equipment                          51,468,000                53,370,000

              Net property and equipment of
              discontinued operations                             36,032,000                         0
                                                                ------------              ------------
              Net property and equipment                          87,500,000                53,370,000
                                                                ------------              ------------
         OTHER ASSETS:
           Intangible assets                                       7,668,000                 7,445,000
           Deferred debt costs                                    11,061,000                 9,970,000
           Leasehold interests                                     6,577,000                 6,577,000
           Liquor licenses and other                               4,758,000                 4,156,000
           Cost in excess of net assets
             acquired                                              7,537,000                 7,536,000
                                                                ------------               -----------

                                                                  37,601,000                35,684,000
           Less-- Accumulated amortization                        14,083,000                16,605,000
                                                                ------------              ------------
                Net other assets from
                discontinued operations                            9,044,000                         0
                                                                ------------              ------------

                  Net other assets                                32,562,000                19,079,000
                                                                ------------              ------------
                  Total assets                                  $142,729,000              $ 89,575,000
                                                                ============              ============

            (consolidated balance sheets continued on following page)

The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)

                                                                December 27,             December 25,
                                                                    1999                     2000
                                                                ------------             -------------
         CURRENT LIABILITIES:
           Accounts payable                               $       13,627,000        $       15,193,000
           Accrued liabilities                                     9,486,000                11,521,000
           Accrued insurance                                       2,509,000                 2,373,000
           Accrued interest                                        7,010,000                 6,251,000
           Accrued payroll costs                                   4,148,000                 7,069,000
           Current portion of obligations
             under capital leases                                    638,000                   713,000
           Current portion of long-term debt                         477,000                   432,000

              Current liabilities of
              discontinued operations                             22,586,000                 2,945,000
                                                          ------------------        ------------------

                  Total current liabilities                       60,481,000                46,497,000
                                                          ------------------        ------------------


         LONG-TERM LIABILITIES, net of current portion:
           Obligations under capital leases                        3,300,000                 2,588,000
           Long-term debt                                        160,297,000               144,066,000

              Long-term debt from
              discontinued operations                              2,299,000                         0
                                                          ------------------        ------------------

                  Total long-term
                    liabilities                                  165,896,000               146,654,000
                                                          ------------------        ------------------

         DEFERRED GAIN                                             4,395,000                 4,192,000
                                                          ------------------        ------------------

         COMMITMENTS AND CONTINGENCIES

         CUMULATIVE PREFERRED STOCK,
           MANDATORILY REDEEMABLE
    Senior pay-in-kind exchangeable preferred
    stock, $0.01 par value; 160,000 shares
    authorized; 41,584 shares issued and
    outstanding at December 27, 1999 and
    50,953 shares issued and outstanding
    at December 25, 2000                                          41,914,000                49,891,000
                                                          ------------------        ------------------

         COMMON STOCKHOLDERS' EQUITY /(DEFICIT):

    Common stock, $0.01 par value; 1,000,000
    shares authorized; 128,081 shares issued
    and outstanding at December 27,
    1999 and December 25, 2000                                         1,000                     1,000
           Paid-in capital                                        50,552,000                15,788,000
           Accumulated (deficit)                                (180,510,000)             (173,448,000)
                                                          ------------------        ------------------

                  Total common stockholders'
                    equity/(deficit)                            (129,957,000)             (157,659,000)
                                                          ------------------        ------------------

                  Total liabilities and
                    common stockholders'
                    equity/(deficit)                            $142,729,000              $ 89,575,000
                                                          ==================        ==================

The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 28, 1998, DECEMBER 27, 1999,

                              AND DECEMBER 25, 2000



                                                                                YEAR ENDED
                                                          --------------------------------------------------------
                                                          December 28,          December 27,         December 25,
                                                              1998                  1999                 2000
                                                          ------------          ------------         -------------
REVENUES                                                  $265,536,000          $263,561,000         $299,822,000
                                                          ------------          ------------         -------------

RESTAURANT COSTS:
  Food and beverage                                         89,521,000            88,110,000          103,339,000
  Payroll                                                   74,912,000            75,114,000           82,818,000
  Direct operating                                          63,260,000            63,033,000           69,721,000
  Depreciation and amortization                             10,115,000             9,396,000            9,554,000

GENERAL AND ADMINISTRATIVE EXPENSES                         11,780,000            11,975,000           11,108,000

NON-CASH CHARGE FOR IMPAIRMENT
  OF LONG-LIVED ASSETS                                         149,000               459,000                    0
                                                          ------------          ------------         -------------

  Operating profit from
  continuing operations                                     15,799,000            15,474,000           23,282,000


INTEREST EXPENSE, net                                       20,269,000            19,450,000           19,036,000
                                                          ------------          ------------         -------------

  Income /(loss) before provision
    for income taxes                                        (4,470,000)           (3,976,000)           4,246,000

PROVISION FOR INCOME TAXES                                      67,000                70,000              185,000
                                                          ------------          ------------         -------------
  Income/(loss) from
   continuing operations                                    (4,537,000)           (4,046,000)           4,061,000

  Income/(Loss) from
   discontinued operations                                  (4,879,000)           (1,622,000)           3,474,000

EXTRAORDINARY GAIN/(LOSS) ON
  EXTINGUISHMENT OF DEBT FROM
  CONTINUING OPERATIONS                                      9,559,000                -                  (473,000)
                                                          ------------          ------------         -------------

  Net Income/(Loss)                                       $    143,000          $ (5,668,000)        $  7,062,000
                                                          ============          ============         =============



The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)

            FOR THE YEARS ENDED DECEMBER 28, 1998, DECEMBER 27, 1999,

                              AND DECEMBER 25, 2000




                                            Common        Paid-in           Accumulated
                                            Stock         Capital             Deficit                 Total
                                            ------      -----------        -------------         --------------
BALANCE, December 29, 1997                   $1,000      $63,246,000       $(174,985,000)        $(111,738,000)

  Net Income                                   -              -                  143,000               143,000
  Amortization of cost
    related to the issuance
    of preferred stock                         -           (332,000)               -                  (332,000)
  Dividends payable,
    preferred stock                            -         (3,648,000)               -                (3,648,000)
  Non-cash distribution to
    parent                                     -         (3,600,000)               -                (3,600,000)
                                            ------      -----------        -------------         -------------

BALANCE, December 28, 1998                   $1,000      $55,666,000        $(174,842,000)        $(119,175,000)
                                            -------     ------------       --------------        --------------

 Net (Loss)                                    -              -               (5,668,000)           (5,668,000)
  Amortization of cost
    related to the issuance
    of preferred stock                         -           (399,000)               -                  (399,000)
  Dividends payable,
    preferred stock                            -         (4,715,000)               -                (4,715,000)
                                            ------      -----------        -------------         -------------


BALANCE, December 27, 1999                  $1,000      $50,552,000        $(180,510,000)        $(129,957,000)
                                            ======      ===========        =============         =============


  Net Income                                   -              -                7,062,000             7,062,000

  Net book value of assets and
  liabilities transferred in conjuction
  with stock sale                              -        (26,788,000)               -               (26,788,000)

 Amortization of cost
   related to the issuance
   of preferred stock                          -           (399,000)               -                  (399,000)
 Dividends payable,
   preferred stock                             -         (7,577,000)               -                (7,577,000)
                                            ------      -----------        -------------         -------------

BALANCE, December 25, 2000                  $1,000      $15,788,000        $(173,448,000)        $(157,659,000)
                                            ======      ===========        =============         =============





The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 28, 1998, DECEMBER 27, 1999,

                              AND DECEMBER 25, 2000

                                                                                 YEAR ENDED
                                                          --------------------------------------------------------
                                                          December 28,          December 27,          December 25,
                                                              1998                  1999                  2000
                                                          ------------          ------------          ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers                          $264,195,000          $263,562,000          $299,539,000
    Cash paid to suppliers and
      employees                                           (271,512,000)         (229,650,000)         (260,096,000)
    Interest paid, net                                     (20,729,000)          (19,473,000)          (19,823,000)
    Income taxes paid                                          (67,000)              (71,000)             (312,000)
                                                          ------------          ------------          ------------

      Net cash provided by / (used in)
        continuing operating activities                    (28,113,000)           14,368,000            19,308,000
                                                          ------------          ------------          ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (7,896,000)           (6,248,000)           (7,872,000)
    Net (increase) decrease in other
      assets                                                 3,734,000            (2,619,000)           (1,221,000)
    Proceeds from disposition of assets                          9,000               471,000                12,000
                                                          ------------          ------------          ------------

      Net cash provided by / (used in)
        investing activities                                (4,153,000)           (8,396,000)           (9,081,000)
                                                          ------------          ------------          ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds received from stock sale                                                                   17,000,000
    Payments on indebtedness                              (163,116,000)          (15,376,000)          (16,275,000)
    Borrowings on indebtedness                             163,226,000            16,229,000                 -
    Net increase in deferred debt costs                    (10,818,000)             (243,000)                -
    Cost included in extraordinary gain
      on extinguishment of debt                             (1,686,000)                -                     -
    Issuance of cumulative
      preferred stock                                       35,000,000                 -                     -
    Cost related to issuance of
      cumulative preferred stock                            (2,179,000)                -                     -
    Payment on insurance related
      financing                                             (7,450,000)                -                     -
    Payments on capital lease
      obligations                                             (682,000)             (637,000)             (637,000)
                                                          ------------          ------------          ------------
      Net cash provided by /(used in)
        financing activities                                12,295,000               (27,000)               88,000
                                                          ------------          ------------          ------------

  NET INCREASE / (DECREASE) IN CASH
  FROM CONTINUING OPERATIONS                               (19,971,000)            5,945,000            10,315,000

  NET INCREASE / (DECREASE) IN CASH
  FROM DISCONTINUED OPERATIONS                              23,163,000            (5,617,000)          (10,099,000)
                                                          ------------          ------------          ------------

  CASH, at beginning of period                               4,796,000             7,988,000             8,316,000
                                                          ------------          ------------          ------------
  CASH, at end of period                                  $  7,988,000          $  8,316,000          $  8,532,000
                                                          ============          ============          ============

RECONCILIATION OF NET INCOME
  (LOSS) TO NET
CASH PROVIDED BY
OPERATING ACTIVITIES:
  Net income (loss) from continuing operations
    after extraordinary items                             $  5,022,000          $ (4,046,000)         $  3,588,000
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Extraordinary (gain) loss on
        extinguishment of debt                              (9,559,000)                -                   473,000
      Depreciation and amortization                         10,115,000             9,396,000             9,554,000
      Loss on disposition of assets                          1,529,000             3,317,000               581,000
      Impairment of assets                                     149,000               459,000                     0
      Amortization of deferred gain                           (599,000)             (289,000)             (203,000)
      Accretion on indebtedness                                 21,000                                       -
    (Increase) decrease in current assets:
        Accounts receivable, net                             1,341,000                 1,000             (283,000)
        Inventories                                             25,000                89,000              (98,000)
        Prepaid expenses                                       102,000              (834,000)              70,000
    Increase (decrease) in current liabilities:
        Accounts payable                                   (10,764,000)            2,193,000            1,566,000
        Accrued liabilities                                (16,929,000)            2,479,000            2,034,000
        Accrued insurance                                   (1,528,000)             (513,000)            (136,000)
        Accrued interest                                      (481,000)              (23,000)            (759,000)
        Accrued payroll costs                               (6,557,000)            2,139,000            2,921,000
                                                          ------------          ------------         ------------

          Net cash provided by continuing
            operating activities                          $(28,113,000)         $ 14,368,000         $ 19,308,000
                                                          =============         ============         ============

The accompanying notes are an integral part of these consolidated statements.

                AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 28, 1998, DECEMBER 27, 1999, AND DECEMBER 25, 2000


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  COMPANY

         American Restaurant Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, operates middle-price full-service restaurants, primarily in California, the Pacific Northwest, and Arizona. The Company is a subsidiary of American Restaurant Group Holdings, Inc. ("Holdings"), also a Delaware corporation. At year-end 1998, 1999, and 2000, the Company and its subsidiaries, collectively referred to herein as the Company, operated 101, 102, and 105 restaurants, respectively, in its continuing segment.

     b.  OPERATIONS

         The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. Prior to the year ended December 25, 2000, the Company experienced recurring operating losses in recent years (before extraordinary gain/(loss) on extinguishment of debt) after debt service. A recapitalization plan was consummated during 1998 (see Note 3, "Long-Term Debt"). This plan substantially eliminated debt principal payments until the year 2003.

         Management believes the recapitalization will also allow it to effect changes in its operations and has already implemented measures to reduce overhead costs. However, the Company does not expect to generate sufficient cash flows from operations in the future to fully pay the principal on long-term debt upon maturity in the year 2003 and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

     c.  SALE OF STOCK TO SPECTRUM RESTAURANT GROUP, INC.

         The Company sold all of the outstanding stock of four wholly owned subsidiaries (Non-Black Angus Subsidiaries) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.). The consideration was determined by arm's length negotiations between the parties. There was no gain or loss recorded because of the related-party nature of the Stock Sale. The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $26.8 million was charged as a result of the sale. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the operating restaurants that were sold. The amount of estimated liabilities remaining at December 25, 2000 was approximately $2.9 million.

         The Company is currently working to settle these liabilities. Any adjustments to the recorded balance, as a result of such settlement, will be recognized as a loss on discontinued operations in the current year, if such a settlement is reached prior to June 28, 2001.

     d.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     e.  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     f.  INVENTORIES AND PREPAID EXPENSES

         Inventories consist primarily of food, beverages, and supplies and are valued at the lower of cost (first-in, first-out method) or market value.

     g.  ADVERTISING COSTS

         Advertising costs are accrued as a percentage of sales and expensed during the year. At year end, production costs for advertisements, which have not been aired, are included in prepaid expenses. Prepaid advertising costs of $1,196,000 and $1,022,000 were included in prepaid expenses at December 27, 1999 and December 25, 2000, respectively. Advertising expenses included in net income (loss) were $13,983,000, $13,515,000, and $16,134,000 in fiscal years 1998, 1999, and 2000, respectively.

     h.  PROPERTY AND EQUIPMENT

         Property and equipment is carried at the lower of cost or, if impaired, at the estimated fair value of the assets. The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method. Estimated useful lives are as follows:

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

         When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware, and silverware, is recorded as an asset and is not depreciated; however, all replacements are expensed.

         Substantially all of the Company's assets, including property and equipment, are pledged as collateral on the senior debt of the Company.

     i.  INTEREST COSTS

         Interest costs incurred during the construction period of restaurants are capitalized. The Company capitalized approximately $68,000 and $44,000 for the years ended 1998 and 1999, respectively. There were no interest costs capitalized in 2000.

     j.  OTHER ASSETS

         Other assets include intangible assets, leasehold interests, franchise rights, liquor licenses, and cost in excess of net assets acquired. These costs are amortized using the straight-line method over the periods estimated to be benefited, not greater than 40 years.

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

         Estimated useful lives are as follows:

                  Intangible assets                                                          3 to 40 years
                  Deferred debt costs                                                         Term of debt
                  Leasehold interests                                                        Life of lease
                  Franchise rights                                                                35 years
                  Liquor licenses                                                                 40 years
                  Cost in excess of net assets acquired                                           40 years


         The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

                                                                December 27,            December 25,
                                                                    1999                    2000
                                                                ------------            -------------
                  Assembled workforce                           $      2,986            $      2,986
                  Going Concern                                        1,928                   1,928
                  Trademarks/service marks                             1,794                   1,794
                  Acquisition costs                                      696                     696
                  Other                                                  264                      41
                                                                ------------            ------------

                  Total                                         $      7,668            $      7,445
                                                                ============            ============

         As of December 27, 1999 and December 25, 2000, no indicators of impairment exist.

     k.  INSURANCE

         The Company self-insures certain risks up to varying limits including medical, workers' compensation, property and general liability. Deductible and self-insured limits have varied historically, ranging from $0 to $350,000 per incident depending on the type of risk. The policy deductibles are $100,000 for its annual medical benefits per person. Reserves for losses are established based upon currently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

     l.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair value due to their short-term maturity. The fair value of the Company's long-term debt instruments is estimated based on the current rates offered to the Company.


     m.  ACCOUNTING PERIOD

         The Company's fiscal year ends on the last Monday in December.

     n.  EARNINGS PER SHARE

         Earnings per share information has not been presented because of the history of operation losses resulting in the accumulated deficit.

     o.  RECLASSIFICATIONS

         Certain prior year accounts have been reclassified to conform with the current year presentation.



2.   LEASE OBLIGATIONS

     The Company leases certain of its operating facilities under terms ranging up to 40 years. These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.


     The following is a summary of property held under capital leases and included in the accompanying consolidated balance sheets (in thousands):

                                                              December 27,       December 25,
                                                                  1999               2000
                                                              ------------       -------------
              Property                                        $      7,480       $       7,480
              Less -- Accumulated depreciation                       5,720               6,071
                                                              ------------       -------------

                                                              $      1,760       $       1,409
                                                              ============       =============


     The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 25, 2000 (in thousands):

                                                                 Operating       Capitalized
     Fiscal years ending                                          Leases            Leases
                                                              ------------       -----------
              2001                                            $     16,504       $ 1,070
              2002                                                  15,107         1,070
              2003                                                  14,757           830
              2004                                                  13,778           263
              2005                                                  12,168           232
              Thereafter                                           168,018         1,347
                                                              -------------      -----------

              Total minimum lease payments                    $    240,332         4,812
                                                              =============      ===========

              Less-- Imputed interest                                              1,511
                (8.75% to 15.5%)                                                   3,301
                                                                                 -----------

              Present value of minimum lease payments                                713
              Less-- Current portion
                                                                                 -----------
              Long-term portion                                                  $ 2,588
                                                                                 ===========

     Rental expense was $15,216,000, $15,460,000, and $16,650,000 during 1998,
     1999, and 2000, respectively.

     3.  LONG-TERM DEBT

     Long-term debt is summarized as follows (in thousands):

                                                                       December 27,             December 25,
                                                                           1999                     2000
                                                                       ------------             -------------
     Senior secured notes, interest
         only due semi-annually beginning
         August 15, 1998 at 11.5%, principal
         due February 15, 2003                                         $    158,600             $    142,600

     Other                                                                    2,174                    1,898
                                                                       -----------------        -------------

                                                                            160,774                  144,498
     Less-- Current portion                                                     477                      432
                                                                       -----------------        -------------

     Long-term portion                                                 $    160,297             $    144,066
                                                                       =================        ============

     Maturities of the remaining long-term debt during each of the five fiscal years subsequent to year-end 2000 are $432,000, $335,000, $142,627,000,
     $30,000, $30,000, and $1,044,000, thereafter.

     In February 1998, the Company completed a recapitalization plan (the "Recapitalization Plan") that included, among other things, the issuance by the Company of $155,000,000 of Notes due 2003.

     In conjunction with the Recapitalization Plan, the Company issued an addition a $3,600,000 principal amount of Notes to holders of certain Holdings debt and recorded such issuance as a non-cash distribution. There was an extraordinary gain recorded in 1998 of $9,559,000 as a result of this transaction.

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

     On June 28, 2000, the Company amended the terms of the Credit Facility to reduce the aggregate commitment of the lenders from $15,000,000 to $12,000,000, to reduce the amount available for issuance of letters of credit from $10,000,000 to $7,000,000, and to extend the maturity date from February 25, 2001 to June 30, 2002.

     At year end 1999 and 2000, the Company had outstanding letters of credit primarily related to its self-insurance programs of approximately $3,597,000 and $5,500,000, respectively.

     The revolving credit facility contains certain covenants, the most restrictive of which requires the Company to maintain a certain ratio of cash flows to total debt. As of December 25, 2000, the Company was in compliance with all financial covenants.

     The Company made a prepayment of principal of $16 million in December 2000, and recorded an extraordinary loss of $473,000 to write-off the related unamortized deferred financing costs.

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

     Management believes the fair value of the debt approximates its carrying value.

4.   INCOME TAXES
     The Company's state income-tax provision, all of which was current, was $67,000, $70,000, and $185,000 in 1998, 1999, and 2000, respectively. No provision for Federal income taxes was required in any year.

     The income tax effects of temporary differences that give rise to significant portions of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                                            Year Ended
                                                                  --------------------------------
                                                                  December 27,       December 25,
                                                                      1999               2000
                                                                  ----------         -------------
     Deferred income tax asset:
       Reserves and other accrued
        expenses not currently deductible
         for tax purposes                                         $      4,221       $      3,358
       Long-lived asset impairment not
         recognized on tax return                                        2,813              2,813
       Tax gain on sale/leaseback
         transactions, net                                               3,097              2,978
     Discontinued Operations                                             2,514
     Net operating loss carryforward
        From continuing operations                                      38,756             39,043
        From discontinued operations                                    14,991                  0
                                                                  ------------       ------------

         Deferred income-tax asset                                      66,392             48,192
                                                                  ------------       -------------

     Deferred income tax liability:
       Tax depreciation greater than
         depreciation for financial
         reporting purposes                                             (6,927)            (6,789)
       Costs capitalized for financial
         reporting purposes and
         expensed on tax return                                         (4,172)            (4,087)
       Other, net
         From continuing operations                                       (597)              (350)
                                                                  -------------      -------------

         Deferred income-tax liability                                 (11,696)           (11,226)
                                                                  ------------       ------------

     Deferred asset, net of deferred
       liability                                                        54,696             36,966
     Valuation allowance                                               (54,696)           (36,966)
                                                                  ------------       ------------

     Net deferred income-tax asset                                $      -           $      -
                                                                  ============       =============


The Company fully reserves its net deferred tax assets because of its history of operating losses.

     The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):

                                                                       Year Ended
                                                   --------------------------------------------------
                                                   December 28,       December 27,      December 25,
                                                       1998               1999              2000
                                                   ------------       ------------      -------------
     Federal income-tax provision
       (benefit) at statutory rates                $        49        $     (1,903)     $     2,655
     State income-tax provision
       for which no Federal
       benefit was recorded                                 44                   1              464
     Losses for which no Federal
       benefit was recorded                              3,792               1,195                0
     Nondeductible items, principally
       intangible amortization                             964                 777              159
     Benefit of net operating loss
       carryforward                                                                          (3,093)
     Cancellation of debt income                        (4,782)               -                 -
                                                   -----------        --------------    -------------

     Provision for income taxes                    $        67        $         70      $        185
                                                   ===========        ============      =============

     Provision for income taxes
       attributable to discontinued
       operations                                  $        21        $         20      $         59


     At December 25, 2000, the Company had available net operating loss carryforwards for Federal income-tax purposes of $96,619,000, expiring in 2003 to 2020, and Federal general business credit carryforwards of $6,192,000, expiring in 2009 to 2019.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $500,000, provides for periodic increases, and expires in 2001 unless extended.

     The Company has been named as defendant in various lawsuits. Management's opinion is that the outcome of such litigation will not materially affect the Company's financial position or results of operations.

6.   CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE

     As part of the Recapitalization Plan in February, 1998, the Company issued 35,000 preferred stock units (the "Units") of the Company. Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share. The Company's cumulative preferred stock is mandatorily redeemable on August 15, 2003, for cash at a price per share equal to 110% of the then applicable liquidation preference.

     A stock dividend of 2,499 shares was paid on February 15, 2000. In the second quarter of 2000, the Company agreed to an interpretation of the financial covenants used to determine the dividend rate. The result was an increase in the dividend rate from 12% to 15% and additional dividends issued on August 15th of 2,503 shares (relating to holders at August 1999 and February 2000). Stock dividends of 5,872 (including the adjustment) and 3,618 shares were made on August 15, 2000 and February 15, 2001, respectively. There were 50,953 shares outstanding at December 25, 2000.

7.   COMMON STOCK

     As of December 29, 1997, all of the Company's common stock was owned by American Restaurant Group Holdings, Inc., Anwar S. Soliman, and Management Shareholders. They also own all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units and rights to acquire shares of Holdings common stock issuable upon exercise of options and warrants.

     In conjunction with the Recapitalization Plan, the Company issued shares of common stock to certain members of the Company's management (the "Management Shareholders") in an aggregate amount equal to 15% of the common stock on a fully diluted basis. Such Management Shareholders entered into a voting trust agreement with Anwar Soliman to exercise all voting and substantially all other rights to which such Management Stockholders would otherwise be entitled until August 15, 2005, or the earlier termination of the agreement. The Management Shareholders also entered into a stockholders' agreement with the remaining Company stockholders, which provides that the parties will agree to vote all of their shares of the Company's equity securities so that the Board of Directors of the Company consists of five directors, with two directors designated by TCW Investors, two by the Management Shareholders, with the remaining director being an independent director initially designated by the initial purchaser of the Notes.

8.   SAVINGS PLAN

     The American Restaurant Group Savings and Investment Plan (the "Savings Plan") is a 401(k) plan established for the benefit of employees who satisfy certain requirements. These requirements include completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant's total earnings for a calendar year (but not in excess of $10,500 for 2000).
     The Company makes matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. During fiscal 1998, 1999, and 2000, the Company contributed approximately $174,000, $225,000, and $206,000 to the Savings Plan, respectively. At December 25, 2000, there were approximately 3,900 employees eligible, 1,100 participants, and 600 contributors to the plan.