Form 10-Q
period 2001-03-26
AMERICAN RESTAURANT GROUP INC
filed 2001-05-08
CIK 853083

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

American Restaurant Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-48183	33-0193602
(State or other jurisdiction of	(Commission File	(I.R.S. employer
incorporation or organization)	Number)	identification no.)

4410 El Camino Real, Suite 201
Los Altos, CA 94022
(650) 949-6400
(Address and telephone number of principal executive offices)

Former name, former address and former fiscal year if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of outstanding shares of the Company's Common Stock (one cent par value) as of April 30, 2001 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 25, 2000 AND MARCH 26, 2001

	December 25, 2000	March 26, 2001
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,532,000	$4,534,000
Accounts and notes receivable	2,938,000	3,231,000
Inventories	2,853,000	3,125,000
Prepaid expenses	2,803,000	1,679,000

Total current assets	17,126,000	12,569,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,629,000	2,629,000
Buildings and leasehold improvements	67,631,000	68,001,000
Fixtures and equipment	48,629,000	48,511,000
Property held under capital leases	7,480,000	7,480,000
Construction in progress	2,816,000	2,209,000

Property and Equipment	129,185,000	128,830,000
Less—Accumulated depreciation	75,815,000	76,709,000

Net property and equipment	53,370,000	52,121,000

OTHER ASSETS, NET:	19,079,000	18,396,000

Total assets	$89,575,000	$83,086,000

The accompanying notes are an integral part of these consolidated condensed statements.
(consolidated condensed balance sheets continued on the following page)

	December 25, 2000	March 26, 2001
		(unaudited)
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$15,193,000	$17,330,000
Accrued liabilities	11,521,000	4,664,000
Accrued insurance	2,373,000	1,799,000
Accrued interest	6,251,000	2,117,000
Accrued payroll costs	7,069,000	6,201,000
Current portion of obligations under capital leases	713,000	733,000
Current portion of long-term debt	432,000	432,000
Current liabilities from discontinued operations	2,945,000	2,112,000

Total current liabilities	46,497,000	35,388,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	2,588,000	2,389,000
Long-term debt	144,066,000	143,976,000

Total long-term liabilities	146,654,000	146,365,000

DEFERRED GAIN	4,192,000	4,142,000

COMMITMENTS AND CONTINGENCIES
CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 50,953 shares issued and outstanding at December 25, 2000 and 52,830 shares issued and outstanding at March 26, 2001	49,891,000	51,868,000

COMMON STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 25, 2000 and March 26, 2001	1,000	1,000
Paid-in capital	15,788,000	13,707,000
Accumulated deficit	(173,448,000)	(168,385,000)

Total common stockholders' deficit	(157,659,000)	(154,677,000)

Total liabilities and common stockholders' deficit	$89,575,000	$83,086,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2000 AND MARCH 26, 2001

(UNAUDITED)

	Thirteen Weeks Ended
	March 27, 2000	March 26, 2001
REVENUES	$78,590,000	$82,181,000
RESTAURANT COSTS:
Food and beverage	26,659,000	27,140,000
Payroll	20,699,000	22,642,000
Direct operating	17,772,000	18,355,000
Depreciation and amortization	2,907,000	2,152,000
GENERAL AND ADMINISTRATIVE EXPENSES	2,923,000	2,466,000

Operating profit	7,630,000	9,426,000
INTEREST EXPENSE, net	4,813,000	4,244,000

Income / (loss) before provision for income taxes and discontinued operations	2,817,000	5,182,000
PROVISION FOR INCOME TAXES	3,000	119,000

Income / (loss) from continuing operations	2,814,000	5,063,000
NET INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	1,803,000	0

Net Income / (Loss)	$4,617,000	$5,063,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2000 AND MARCH 26, 2001

(UNAUDITED)

	March 27, 2000	March 26, 2001
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$78,366,000	$81,888,000
Cash paid to suppliers and employees	(62,699,000)	(75,963,000)
Interest paid, net	(9,362,000)	(8,378,000)
Income taxes paid	(3,000)	(119,000)

Net cash provided by (used in) continuing operating activities	6,302,000	(2,572,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,841,000)	(220,000)
Net (increase) decrease in other assets	(11,000)	18,000
Proceeds from disposition of assets	—	(19,000)

Net cash (used in) investing activities	(1,852,000)	(221,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(26,000)	(89,000)
Payments on capital lease obligations	(153,000)	(179,000)

Net cash provided by (used in) financing activities	(179,000)	(268,000)

NET INCREASE / (DECREASE) FROM CONTINUING OPERATIONS	4,271,000	(3,061,000)
NET INCREASE / (DECREASE) FROM DISCONTINUED OPERATIONS	1,465,000	(937,000)
CASH, at beginning of period	8,316,000	8,532,000

CASH, at end of period	$14,052,000	$4,534,000

RECONCILIATION OF NET INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income from continuing operations	$2,814,000	$5,063,000
Adjustments to reconcile net income from continuing operations to net cash provided by/(used in) continuing operating activities:
Depreciation and amortization	2,907,000	2,152,000
Amortization of deferred gain	(51,000)	(50,000)
(Increase) decrease in current assets:
Accounts and notes receivable, net	(224,000)	(293,000)
Inventories	(84,000)	(272,000)
Prepaid expenses	1,410,000	1,124,000
Increase (decrease) in current liabilities:
Accounts payable	5,411,000	2,137,000
Accrued liabilities	(4,938,000)	(6,857,000)
Accrued insurance	1,287,000	(574,000)
Accrued interest	(4,549,000)	(4,134,000)
Accrued payroll	2,319,000	(868,000)

Net cash provided by continuing operating activities	$6,302,000	$(2,572,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. MANAGEMENT OPINION

    The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. (the "Company"), without audit, in accordance with Securities and Exchange Commission Regulation S-X. In the opinion of the Company's management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature except for the discontinued operations) necessary to present fairly the Company's financial position as of December 25, 2000 and March 26, 2001, and the results of its operations for the thirteen weeks ended March 27, 2000 and March 26, 2001 and its cash flows for the thirteen weeks ended March 27, 2000 and March 26, 2001. The Company's results for an interim period are not necessarily indicative of the results that may be expected for the year.

    Although the Company believes that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, the Company suggests that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 2000.

2. SALE OF STOCK TO SPECTRUM RESTAURANT GROUP

    The Company sold all of the outstanding stock of four wholly owned subsidiaries ("Non-Black Angus Subsidiaries") to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) There was no gain or loss recorded because of the related-party nature of the stock sale. The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $26.9 million was charged as a result of the sale. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the operating restaurants that were sold. The amount of estimated liabilities remaining at March 26,2001 was approximately $2.1 million.

    The Company is currently working to settle these liabilities. Any adjustments to the recorded balance, as a result of such settlement, will be recognized as a loss on discontinued operations in the current year, if such a settlement is reached prior to June 28, 2001.

3. OPERATIONS

    The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry. Prior to the year ended December 25, 2000, the Company experienced recurring operating losses (before extraordinary gain (loss) on extinguishment of debt) after debt service. A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.

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

4. INCOME TAXES

    The tax provision against the Company's pre-tax income in 2001 and in 2000 consisted of certain state income tax and estimated Federal income tax payments. The Company previously established a valuation allowance against net-operating-loss carryforwards.

5. PREFERRED STOCK

    As part of the Recapitalization Plan in February, 1998, the Company issued 35,000 preferred stock units (the "Units") of the Company. Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share. The Company's cumulative preferred stock is mandatorily redeemable on August 15, 2003 for cash at a price per share equal to 110% of the then-applicable liquidation preference.

    A stock dividend of 3,618 shares was made on February 15, 2001. There were 52,830 shares outstanding at March 26, 2001.

6. SUBSIDIARY GUARANTORS

    Separate financial statements of the Company's subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly and severally liable for the obligations of the Company under the Company's 11 1/2% Senior Secured Notes due 2003 (the "Notes"), and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company on a consolidated basis.

7. INSURANCE

    The Company self-insures certain risks up to varying limits including medical, workers' compensation, property, and general liability. Deductible and self-insured limits have varied historically, ranging from $0 to $350,000 per incident depending on the type of risk. The policy deductibles are $100,000 for its annual medical and dental benefits per person. Reserves for losses are established based upon currently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

8. FORWARD-LOOKING STATEMENTS

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

Results of Continuing Operations

Thirteen weeks ended March 26, 2001 and March 27, 2000:

    Revenues.  Total revenues from continuing operations increased to $82.2 million in the first quarter of 2001 from $78.6 million in the first quarter of 2000. Same-store-sales increased 1.4%. There were 105 Black Angus restaurants operating as of March 26, 2001 and 102 Black Angus restaurants operating as of March 27, 2000.

    Food and Beverage Costs.  As a percentage of revenues, food and beverage costs from continuing operations decreased to 33.0% in the first quarter of 2001 from 33.9% in the first quarter of 2000. The decrease relates primarily to the cutting of steaks at the restaurant, which resulted in lower food costs.

    Payroll Costs.  As a percentage of revenues, labor costs from continuing operations increased to 27.6% in the first quarter of 2001 from 26.3% in the first quarter of 2000. The increase is primarily a result of an increase in the federal and state minimum-wage rates, and a reduction in the number of assigned tables for food servers to improve customer service.

    Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants. As a percentage of revenues, these costs from continuing operations decreased to 22.3% in the first quarter of 2001 from 22.6% in the first quarter of 2000. The decrease relates primarily to leveraging costs over a higher sales base.

    Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization from continuing operations decreased to 2.6% in the first quarter of 2001 from 3.7% in the first quarter of 2000. The decrease relates primarily to corporate assets not retained by the Company pursuant to the stock sale and leveraging costs over a higher sales base.

    General and Administrative Expenses.  General and administrative expenses from continuing operations decreased to $2.5 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. The decrease relates to the reduction of corporate expenses as a result of the stock sale and reduction of other overhead expenses.

    Operating Profit.  As a result of the above items, profit from continuing operations increased to $9.4 million in the first quarter of 2001 from $7.6 million in the first quarter of 2000. As a percentage of revenues, profit from continuing operations increased to 11.5% in the first quarter of 2001 from 9.7% in the first quarter of 2000.

    Interest Expense—Net.  The interest expense decreased to $4.2 million in the first quarter of 2001 from $4.8 million in the first quarter of 2000. The decrease was a result of the $16 million pay down of principal on the Notes in December 2000.

    Net Income / (Loss) from Discontinued Operations.  Effective June 26, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries.

    The following is a summary of the net income/(loss) from discontinued operations for the thirteen weeks ended March 27, 2000 and March 26, 2001. There was no activity in 2001.

($000)	March 27, 2000	March 26, 2001
Revenues	$32,566	$0
Food and Beverage Costs	8,518	0
Payroll Costs	11,092	0
Direct Operating Costs	8,002	0
Depreciation and Amortization	1,011	0
General and Administrative	1,507	0
Grandy's Conversion:
(Gain)/Loss on Sale of Assets	633	0
Operating Profit/(Loss)	1,803	0
Interest Expense	0	0

Income/(Loss) Before Taxes	1,803	0
Provision for Income Taxes	0	0

Net Income/(Loss) from Discontinued Operations	$1,803	$0

Liquidity and Capital Resources

    The Company's primary sources of liquidity are cash flows from operations and borrowings under its credit facilities. The Company requires capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of March 26, 2001, the Company had cash of approximately $4.5 million.

    In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days. The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets. At March 26, 2001, the Company had a working-capital deficit of $22.8 million.

    The Company estimates that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish its existing restaurants. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes. Total capital expenditures for continuing operations were $.2 million in the first quarter of 2001 and $1.9 million in the first quarter of 2000. The Company estimates that capital expenditures in 2001 will be approximately $6.0 million. The Company intends to open new restaurants with small capital outlays and to finance most of the expenditures through mortgages on capital equipment.

    As a result of the Notes, the Company is obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, the Company made an interest payment of $8.2 million in February 2001.

    On June 28, 2000, the Company amended the terms of the Credit Facility to reduce the aggregate commitment of the lenders from $15 million to $12 million, to reduce the amount available for issuances of letters of credit from $10 million to $7 million, and to extend the maturity date from February 25, 2001 to June 30, 2002. On March 26, 2001, letters of credit were the only drawing under the Credit Facility, with $7.1 million remaining under the Credit Facility.

    Substantially all assets of the Company are pledged to its senior lenders. In addition, the Company's direct subsidiaries guarantee the indebtedness owed by the Company and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating balance requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk of the Company's financial instruments as of March 26, 2001 has not materially changed since December 25, 2000. The market risk profile on December 25, 2000 is disclosed in the Company's annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 2000.

PART II. OTHER INFORMATION

    Not Applicable

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC. (Registrant)
Date: May 8, 2001	By: /s/ Ralph S. Roberts Ralph S. Roberts Chief Executive Officer and President

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION