Form 10-Q
period 2001-09-24
AMERICAN RESTAURANT GROUP INC
filed 2001-11-07
CIK 853083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2001

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

Yes  ☒                       No  ☐

The number of outstanding shares of the Company's Common Stock (one-cent par value) as of October 29, 2001 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 25, 2000 AND SEPTEMBER 24, 2001

ASSETS	December 25, 2000	September 24, 2001
		(unaudited)
CURRENT ASSETS:
Cash	$8,532,000	$3,850,000
Accounts and notes receivable	2,938,000	3,690,000
Inventories	2,853,000	2,916,000
Prepaid expenses	2,803,000	4,521,000

Total current assets	17,126,000	14,977,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,629,000	2,598,000
Buildings and leasehold improvements	67,631,000	69,409,000
Fixtures and equipment	48,629,000	48,953,000
Property held under capital leases	7,480,000	7,293,000
Construction in progress	2,816,000	1,345,000
Property and Equipment	129,185,000	129,598,000
Less — Accumulated depreciation	75,815,000	78,851,000

Net Property and Equipment	53,370,000	50,747,000

OTHER ASSETS — NET:	19,079,000	17,061,000

Total Assets	$89,575,000	$82,785,000

The accompanying notes are an integral part of these consolidated condensed statements.

(consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT	December 25, 2000	September 24, 2001
		(unaudited)
CURRENT LIABILITIES:
Accounts payable	$15,193,000	$13,615,000
Accrued liabilities	11,521,000	6,320,000
Accrued insurance	2,373,000	2,695,000
Accrued interest	6,251,000	2,116,000
Accrued payroll costs	7,069,000	4,115,000
Current portion of obligations under capital leases	713,000	776,000
Current portion of long-term debt	432,000	4,416,000
Current liabilities from discontinued operations	2,945,000	1,059,000

Total current liabilities	46,497,000	35,112,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	2,588,000	2,005,000
Long-term debt	144,066,000	143,787,000

Total long-term liabilities	146,654,000	145,792,000

DEFERRED GAIN	4,192,000	4,037,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:

Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 50,953 shares outstanding and accrued at December 25, 2000; and 56,792 shares outstanding and accrued at September 24, 2001	49,891,000	56,029,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares outstanding at December 25, 2000 and September 24, 2001	1,000	1,000
Paid-in capital	15,788,000	9,469,000
Accumulated deficit	(173,448,000)	(167,655,000)

Total common stockholders’ deficit	(157,659,000)	(158,185,000)

Total liabilities and common stockholders’ deficit	$89,575,000	$82,785,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2000 AND

SEPTEMBER 24, 2001

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2000	September 24, 2001	September 25, 2000	September 24, 2001

REVENUES	$72,962,000	$68,331,000	$226,567,000	$226,808,000

RESTAURANT COSTS:
Food and beverage	25,728,000	22,449,000	77,675,000	75,602,000
Payroll	19,742,000	20,661,000	60,715,000	64,923,000
Direct operating	17,724,000	17,747,000	52,852,000	53,830,000
Depreciation and amortization	2,205,000	2,148,000	7,352,000	6,478,000

GENERAL AND ADMINISTRATIVE EXPENSES	1,738,000	2,428,000	7,660,000	7,198,000

Operating profit	5,825,000	2,898,000	20,313,000	18,777,000

INTEREST EXPENSE, net	4,802,000	4,310,000	14,322,000	12,801,000

Income / (Loss) before provision for income taxes and discontinued operations	1,023,000	(1,412,000)	5,991,000	5,976,000

PROVISION FOR INCOME TAXES	10,000	21,000	211,000	183,000

Income / (Loss) from continuing operations	1,013,000	(1,433,000)	5,780,000	5,793,000

NET INCOME FROM DISCONTINUED OPERATIONS	-	-	3,474,000	-

Net Income / (Loss)	$1,013,000	$(1,433,000)	$9,254,000	$5,793,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2000 AND SEPTEMBER 24, 2001

(UNAUDITED)

	September 25, 2000	September 24, 2001
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$226,054,000	$226,056,000
Cash paid to suppliers and employees	(204,032,000)	(212,900,000)
Interest paid, net	(19,020,000)	(16,936,000)
Income taxes, net	(211,000)	(183,000)

Net cash provided by /(used in) continuing operating activities	2,791,000	(3,963,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,438,000)	(1,876,000)
Net (increase) decrease in other assets	(606,000)	14,000
Proceeds (loss) from disposition of assets	(12,000)	25,000

Net cash (used in) investing activities	(7,056,000)	(1,837,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on indebtedness	(145,000)	3,705,000
(Payments) on capital-lease obligations	(472,000)	(520,000)

Net cash provided by /(used in) financing activities	(617,000)	3,185,000

NET (DECREASE) FROM CONTINUING OPERATIONS	(4,882,000)	(2,615,000)

NET INCREASE / (DECREASE) FROM DISCONTINUED OPERATIONS	10,833,000	(2,067,000)

CASH, at beginning of period	8,316,000	8,532,000

CASH, at end of period	$14,267,000	$3,850,000

RECONCILIATION OF NET INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income from continuing operations	$5,780,000	$5,793,000
Adjustments to reconcile net income from continuing operations to net cash provided by /(used in) continuing operating activities:

Depreciation and amortization	7,352,000	6,478,000
Loss on Disposition of Assets	581,000	-

Amortization of deferred gain	(152,000)	(155,000)
(Increase) decrease in current assets:
Accounts and notes receivable, net	(173,000)	(752,000)
Inventories	(310,000)	(63,000)
Prepaid expenses	1,244,000	(1,718,000)
Increase (decrease) in current liabilities:
Accounts payable	(3,697,000)	(1,578,000)
Accrued liabilities	(2,783,000)	(5,201,000)
Accrued insurance	323,000	322,000
Accrued interest	(4,698,000)	(4,135,000)
Accrued payroll	(676,000)	(2,954,000)

Net cash provided by /(used in) continuing operating activities	2,791,000	(3,963,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.             MANAGEMENT OPINION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments (all of which are of a normal recurring nature except for the discontinued operations) necessary to present fairly our financial position as of December 25, 2000 and September 24, 2001, and the results of our operations for the thirteen weeks and thirty-nine weeks ended September 25, 2000 and September 24, 2001 and our cash flows for the thirty-nine weeks ended September 25, 2000 and September 24, 2001.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although we believe that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the our annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 2000.

2.             SALE OF STOCK TO SPECTRUM RESTAURANT GROUP

We sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) effective June 26, 2000 (the “Stock Sale”). There was no gain or loss recorded because of the related-party nature of the Stock Sale.  We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc.  Concurrent with the Stock Sale, advances between us and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million was charged as a result of the Stock Sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at approximately $12.6 million, associated with the operating restaurants that were sold.  The amount of estimated liabilities remaining at September 24, 2001 was approximately $1.1 million.

We are currently working to settle these liabilities.  Any adjustment to the recorded balance, as a result of such settlement, will be recognized when the amount becomes known.

3.             OPERATIONS

Our operations are affected by local and regional economic conditions, including competition in the restaurant industry.  Prior to the year ended December 25, 2000, we experienced recurring operating losses (before extraordinary gain (loss) on extinguishment of debt) after debt service.  A recapitalization plan was consummated during 1998. This plan substantially eliminated debt principal payments until the year 2003.  On October 31, 2001, we consummated an exchange offer (the “Exchange”) pursuant to which we offered to exchange our 11½% Series C Senior Secured Notes due 2006 (the “New Notes”) for all of our $142,600,000 outstanding 11½% Series B Senior Secured Notes due 2003 (the “Old Notes”) and an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we have no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,408,000 aggregate principal amount of the Old Notes) and assumed principal payment obligations equivalent to $161,744,000 of the New Notes.  The Refinancing substantially eliminates debt principal payments until November 2006.

Although we have not yet determined the final accounting treatment to be applied to the Refinancing transactions, such effects will be reflected in our consolidated results of operations for the fourteen weeks ended December 31, 2001 and our consolidated balance sheet as of December 31, 2001.

We do not expect to generate sufficient cash flows from future operations to fully pay the principal on all long-term debt upon maturity and, accordingly, we expect that we will refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

4.             INCOME TAXES

The tax provision against our pre-tax income in 2001 and in 2000 consisted of certain state income tax and estimated Federal income tax liabilities.  We previously established a valuation allowance against net-operating-loss carryforwards.

5.             PREFERRED STOCK

As part of the recapitalization plan in February 1998, we issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  Our cumulative preferred stock is mandatorily redeemable on August 15, 2003 for cash (at a price per share equal to 110% of the then-applicable liquidation preference) or, if not redeemed for cash, the preferred stock will be automatically redeemed for shares of our common stock at that time.

We made preferred stock dividends of 3,618 shares on February 15, 2001 and 3,890 shares on August 15, 2001. At September 24, 2001, we had 56,792 preferred shares outstanding and accrued.

6.             SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company's Old Notes and New Notes, and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company on a consolidated basis.

7.             INSURANCE

We self-insure up to varying limits certain risks, including medical, workers’ compensation, property, and general liability. Deductible and self-insured limits have varied historically, ranging from $0 to $500,000 per incident depending on the type of risk. The policy deductibles are $100,000 for annual medical and dental benefits per person. Reserves for losses are established based upon presently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

8             FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking regarding cash flows from operations, restaurant openings, capital requirements, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, governmental regulations, and inflation.

9              NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These new standards are effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized, but will be subject to an annual impairment test. The standards also promulgate new requirements for accounting for other intangible assets. The impact of the new standards on our financial position and results of operations has not yet been determined, but we believe they will not be material.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

Results of Operations

Thirteen weeks ended September 25, 2000 and September 24, 2001:

Revenues.  Total revenues from continuing operations decreased to $68.3 million in the third quarter of 2001 from $73.0 million in the third quarter of 2000.  After increasing 15.4% in the third quarter of 2000 compared to 1999, same-store sales decreased 8.7% in the third quarter of 2001 compared to 2000. The magnitude of the unusual revenue increase of the prior year, general economic softness in 2001, and the economic and consumer reactions to the disastrous September 11th terrorist attacks in the United States contributed to this year’s same-store sales decline.  There were 105 Black Angus restaurants operating as of September 24, 2001 and 103 Black Angus restaurants operating as of September 25, 2000.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs from continuing operations decreased to 32.9% in the third quarter of 2001 from 35.3% in the third quarter of 2000.  The decrease relates primarily to a 35.1% food cost in the third quarter of 2001, a decrease from 38.1% food cost in the third quarter of 2000, and was largely attributable to savings from lower meat prices.

Payroll Costs.  As a percentage of revenues, labor costs from continuing operations increased to 30.2% in the third quarter of 2001 from 27.1% in the third quarter of 2000.  The increase is primarily the result of the difficulty in balancing our projections of unit staff levels necessary to maintain our high level of customer service against the unpredictable and volatile revenue shifts, as well as increases in Federal and state minimum-wage rates.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs from continuing operations increased to 26.0% in the third quarter of 2001 from 24.3% in the third quarter of 2000.  The increase relates primarily to revisions of our estimate of unredeemed gift certificates and the increased utility expenses.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization from continuing operations increased to 3.1% in the third quarter of 2001 from 3.0% in the third quarter of 2000.

General and Administrative Expenses.  General and administrative expenses from continuing operations increased to $2.4 million in the third quarter of 2001 from $1.7 million in the third quarter of 2000. The increase is primarily related to achieving proper staffing levels at the new corporate headquarters following the Stock Sale.

Operating Profit.  As a result of the above items, profit from continuing operations decreased to $2.9 million in the third quarter of 2001 from $5.8 million in the third quarter of 2000.  As a percentage of revenues, profit from continuing operations decreased to 4.2% in the third quarter of 2001 compared to 8.0% in the third quarter of 2000.

Interest Expense – Net. Our interest expense decreased to $4.3 million in the third quarter of 2001 from $4.8 million in the third quarter of 2000. The decrease resulted from paying down $16 million of principal on the Old Notes in December 2000.

Thirty-nine weeks ended September 25, 2000 and September 24, 2001:

Revenues.  Total revenues from continuing operations increased to $226.8 million in  2001 from $226.6 million in 2000.  After increasing 10.7% in 2000, same-store sales decreased 2.7% in 2001. There were 105 Black Angus restaurants operating as of September 24, 2001 and 103 Black Angus restaurants operating as of September 25, 2000.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs from continuing operations decreased to 33.3% in 2001 from 34.3% in 2000.  The decrease relates primarily to savings from the cutting of steaks at the restaurants and favorable meat prices.

Payroll Costs.  As a percentage of revenues, labor costs from continuing operations increased to 28.6% in 2001 from 26.8% in 2000.  The increase is primarily a result of an increase in the Federal and state minimum-wage rates, and a reduction in the number of assigned tables per food server to improve customer service.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs from continuing operations increased to 23.7% in 2001 from 23.3% in 2000. The increase relates primarily to revisions to our estimate of unredeemed gift certificates and increased utility expenses, which were offset by a reduction in the advertising expense by a relocation of media in 2001.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization from continuing operations decreased to 2.9% in 2001 from 3.2% in 2000.  The decrease relates primarily to corporate assets we did not retain pursuant to the Stock Sale.

General and Administrative Expenses.  General and administrative expenses from continuing operations decreased to $7.2 million in 2001 from $7.7 million in 2000.  The decrease relates to the reduction of corporate expenses as a result of the Stock Sale and reduction of other overhead expenses.

Operating Profit.  As a result of the above items, profit from continuing operations decreased to $18.8 million in 2001 from $20.3 million in 2000.  As a percentage of revenues, profit from continuing operations decreased to 8.3% in 2001 from 9.0% in 2000.

Interest Expense – Net.  Our interest expense decreased to $12.8 million in 2001 from $14.3 million in 2000.  The decrease resulted from paying down $16 million of principal on the Old Notes in December 2000.

Net Income from Discontinued Operations. Effective June 26, 2000, we sold all of the outstanding stock of the Non-Black Angus Subsidiaries.

The following is a summary of the net income/(loss) from discontinued operations for the thirty-nine weeks ended September 25, 2000.  There was no activity in the third and fourth quarter of 2000 and the entire year 2001.

($000)	September 25, 2000
Revenues	$65,111
Food and Beverage Costs	17,123
Payroll Costs	21,605
Direct Operating Costs	16,888
Depreciation and Amortization	2,003
General and Administrative	3,137
Loss on Impairment of Assets	112
Grandy’s Conversion:
Loss on Sale of Assets	752
Operating Profit	3,491
Income Before Taxes	3,491
Provision for Income Taxes	17
Net Income from Discontinued Operations	$3,474

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of September 24, 2001, we had cash of approximately $3.9 million.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At September 24, 2001, we had a working-capital deficit of $20.1 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $1.9 million through the third quarter of 2001 and $6.4 million through the third quarter of 2000.  We estimate that capital expenditures in 2001 will be approximately $4.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through mortgages on capital equipment.

On October 31, 2001 we completed a Refinancing, which is described in Note 3.

Under the Old Notes, we are obligated to make semi-annual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made interest payments of $8.2 million in February and August 2001.  Under the New Notes, we are obligated to make semi-annual interest payments on May 1 and November 1 through November 2006.

Our revolving credit facility presently provides for up to $15 million in borrowings, $8.0 million of which can be used to support letters of credit. On January 1, 2002, the total commitment under this revolving credit facility will reduce to $12 million and will further reduce to $10 million on March 31, 2002.  As of September 24, 2001, we had approximately $5.7 million of letters of credit outstanding and $4.0 million drawn, leaving approximately $5.4 million remaining under the revolving credit facility.  We are working to amend our existing revolving credit facility to extend its maturity or to replace it with a new facility with a longer maturity.  We cannot assure you that we will be able successfully to amend or replace the existing revolving credit facility.

Substantially all our assets are pledged to our senior lenders.  In addition, our direct subsidiaries guarantee our indebtedness and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating balance requirements.

Although we are highly leveraged, based upon current levels of operations and anticipated growth, we expect that cash flows generated from operations together with our other available sources of liquidity will be adequate to make required payments of principal and interest on our indebtedness, to make anticipated capital expenditures, and to finance working capital requirements for the next several years. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of all the senior indebtedness upon maturity and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of September 24, 2001 has not materially changed since December 25, 2000.  The market risk profile on December 25, 2000 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the year ended December 25, 2000.

PART II.                OTHER INFORMATION

Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	November 7, 2001	By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer and President