Form 10-K405
period 2001-12-31
AMERICAN RESTAURANT GROUP INC
filed 2002-03-29
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from           to           .

Commission file number:     33-48183

American Restaurant Group, Inc

Exact Name of Registrant as Specified in Its Charter

Delaware	33-0193602
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4410 El Camino Real - Suite 201
Los Altos, California	94022
(Address of Principal Executive Offices)	(Zip Code)

(650) 949-6400
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes         ☒      No         ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K.  ☒

The number of outstanding shares of the Registrant’s Common Stock (one cent par value) as of March 4, 2001, was 128,081.

AMERICAN RESTAURANT GROUP, INC.

i

PART I

ITEM 1.	BUSINESS

Introduction

The Company, through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. (References to “the Company,” “we,” “us,” and “our” refer to American Restaurant Group, Inc., a Delaware corporation.) The Company was formed on August 13, 1986 to acquire certain operations of Saga Corporation, a wholly owned subsidiary of Marriott Corporation (the “Acquisition”). The Acquisition was completed in February 1987.  (Prior to the completion of the Acquisition, the Company had no significant operations.)  The Company is a subsidiary of American Restaurant Group Holdings, Inc., a Delaware corporation (“Holdings”).

As of December 31, 2001, the Company had three wholly owned direct subsidiaries: ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. ARG Enterprises, Inc. is the parent to one wholly owned subsidiary, Black Angus Enterprises of Idaho, Inc.

The only operating segment is Black Angus, which operates a western-style steakhouse specializing in steak and prime rib.  We previously operated various restaurant chains. In June 2000, however, we sold all of the stock (the “Stock Sale”) of four wholly owned subsidiaries (Grandy’s, Inc., Spoons Restaurants. Inc., Spectrum Foods, Inc., and Local Favorite, Inc., collectively, the “Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.; see discussion below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the segment captioned “Net Income (Loss) from Discontinued Operations” and in Item 13, “Certain Relationships and Related Transactions”).

Overview

As of December 31, 2001, Black Angus operated 107 Stuart Anderson’s Black Angus and Stuart Anderson’s Cattle Company steakhouses located primarily in California, the Pacific Northwest, and Arizona.  The chain was founded in Seattle in 1964.  Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses.  The restaurants are freestanding and range in size from 6,500 to 12,000 square feet, seating approximately 220 to 350 customers.  Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 a.m. to 4:00 p.m. and for dinner from 4:00 p.m. to 10:00 p.m.

Black Angus developed a new restaurant prototype in 1995. This new prototype is smaller, approximately 6,500 square feet, and offers the same number of dining seats as the larger restaurants. Black Angus opened 20 restaurants using the new prototype, including 7 in the fiscal years 2000 and 2001.  We intend to continue to expand Black Angus using the new prototype in existing and adjacent markets.

Restaurant Operations

Black Angus is organized functionally with separate operations, marketing, accounting, finance/treasury, real estate/risk management, human resources/payroll, and legal departments.

The Company’s cash management system is highly sophisticated with controls down to the server level.  Restaurants are required to make daily deposits of cash, and the Company uses a centralized cash-concentration system that sweeps all of its major cash accounts on a daily basis. The central accounts payable and check-writing system profiles approximately 6,400 vendors.

We use a combination of in-house and outside-contracted services for our management information system needs.  In-house systems include a point-of-sale system for each restaurant and stand-alone computing at the restaurant and corporate levels.  We contract for payroll services and for mainframe-based data processing.

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

General Managers are supervised by District Managers, each of whom is responsible for approximately seven restaurants.  District Managers, General Managers, Managers, and Chefs are eligible for bonuses under an extra-compensation program that has goals and objectives based on the profitability, sales, and other factors relating to the restaurants.  However, issuance of all bonuses or incentive pay is at management's discretion.

Purchasing and Distribution

To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items.  We purchase products throughout the United States and abroad through agreements with various food-service vendors.  None of our vendors supplies the Company exclusively and no material agreements exist.  We routinely uses public, cold-storage facilities and makes short-term commitments in order to establish the availability and price of key food items such as beef and seafood.  We concentrate our distribution in order to achieve more favorable terms, but believe that we could replace any distributor, if necessary, on a timely basis.

Competition and Markets

All aspects of the restaurant business are highly competitive.  Price, restaurant location, food quality, service, and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns, economic conditions, and changes in the political environment.  Our restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  Many of our competitors have substantially greater financial, marketing, personnel, and other resources than us.  In addition, competition is not limited to a particular segment of the restaurant industry because fast-food restaurants, steakhouses, and casual-dining restaurants are all competing for the consumer’s dining dollars.  We believe that our principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety, and quality of food products served; the quality and training of our employees; the experience and ability of management; and the economies of scale enjoyed by us because of our size and geographic concentration.  We monitor consumer tastes and adjust and update our menus accordingly.

Employees

At December 31, 2001, we employed approximately 7,400 persons, of whom approximately 6,850 were hourly employees in restaurants, approximately 460 were salaried employees in restaurants (Managers and Chefs), and approximately 90 were hourly and salaried employees in divisional and corporate management and administration. Approximately 65% of the hourly restaurant employees work on a part-time basis (25 hours or less per week).  No facility is unionized.  We believe we provide competitive compensation and benefits to our employees and that our employee relations are good.

Regulations

Each restaurant is subject to licensing and regulation by state and local health, sanitation, safety, fire, and other departments.  In addition, each restaurant is subject to licensing with respect to the sale of alcoholic beverages.  The loss of licenses or permits by our restaurants to sell alcohol would interrupt or terminate our ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on us.  We believe we have good relations with the various alcoholic beverage authorities.

We are subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime, and other working conditions. Many of our restaurant employees are paid at rates related to the Federal and state minimum-wage rates.  Accordingly, increases in the minimum wages increase our labor costs.

Service Marks

We regard our service marks and trademarks as important to the identification of our restaurants and believe they have significant value in the conduct of our business. We have registered various service marks and trademarks with the United States Patent and Trademark Office.  In addition, we have registered certain marks in various foreign countries.

Seasonality

Our restaurant revenues and profitability are not subject to significant seasonal fluctuations.

ITEM 2.	PROPERTIES

The following table sets forth, as of December 31, 2001, the number of properties owned or leased by the Company:

	Lease Land and Own Building	Lease Land and Building	Total
Operated by the Company	33	74	107

All but one of our restaurants are freestanding and range from approximately 6,500 to 12,000 square feet. Most of our restaurant leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus real estate taxes, insurance, and other expenses.

We lease office space for our corporate and Black Angus headquarters in Los Altos, California.  We also lease office space in Santa Ana, California.

The following table sets forth, as of December 31, 2001, the number of Black Angus restaurants by state of operation:

California	57
Arizona	11
Washington	11
Minnesota	6
Colorado	5
Indiana	3
Nevada	3
Oregon	3
Utah	3
Hawaii	2
Alaska	1
Idaho	1
New Mexico	1
Total	107

ITEM 3.                                                                            LEGAL PROCEEDINGS

We are involved in various litigation matters incidental to our business, including claims arising out of personal injuries, employment practices, workers’ compensation cases, and contract lawsuits.  The claims sometimes assert substantial damages. Based on information presently available, management does not believe that the outcome of such litigation will have a material adverse effect on our financial position, business, or results of operations.

ITEM 4                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the common stockholders of the Company in the fourth quarter of 2001.

The holders of our preferred stock consented in the fourth quarter of 2001 to amend the terms of the preferred stock.  The amendments (a) provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, the preferred stock will be automatically redeemed for shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; (b) eliminate provisions that allow the holders to exchange preferred stock for new subordinate debt; and (c) modify the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes issued as part of the Refinancing (described below in Item 7 in the segment captioned “Liquidity and Capital Resources”).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

As of December 31, 2001, there were five holders of record of the 128,081 outstanding shares of the Company’s common stock. We have never paid dividends to common stockholders and have no plans to do so.  There is currently no market for the Company’s common stock, nor is such anticipated in the near future.

Cumulative Preferred Stock, Mandatorily Redeemable

As of December 31, 2001, there were five holders of record of the 58,883 outstanding shares of our mandatorily redeemable 12% senior pay-in-kind exchangeable preferred stock.  Dividends accrue at a rate of 12% to 15% per annum, payable semiannually on February 15 and August 15 of each year.  We may, at our option, pay dividends in cash or in additional shares of cumulative preferred stock.

As part of a recapitalization plan in February 1998, we issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant with rights to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  Our preferred stock is mandatorily redeemable on August 15, 2003.  If on August 15, 2003 we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time. Management believes that the preferred stock will convert to common stock.

In the second quarter of 2000, we agreed to an interpretation of the financial covenants used to determine the dividend rate of our preferred stock.  The result was an increase in the dividend rate from 12% to 15% and additional dividends issued on August 15, 2000 of 2,503 shares (relating to holders at August 1999 and February 2000). Stock dividends of 5,872 (including the adjustment), 3,618 shares, 3,889 shares, and 4,181 shares were made on August 15, 2000, February 15, 2001, August 15, 2001, and February 15, 2002, respectively.  There were 58,883 shares of preferred stock outstanding and accrued at December 31, 2001. There is currently no market for our preferred stock, nor is such anticipated in the near future.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for the fiscal year-end 2001 and each of the four prior fiscal years is derived from the audited consolidated financial statements of the Company, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year ended
	Dec. 29, 1997	Dec. 28, 1998	Dec. 27, 1999	Dec. 25, 2000	Dec. 31, 2001(1)

		(dollars in thousands)
INCOME STATEMENT DATA:
REVENUES:	$264,175	$265,536	$263,561	$299,822	$302,160

RESTAURANT COSTS:
Food and beverage	89,103	89,521	88,110	103,339	100,982
Payroll	73,819	74,912	75,114	82,818	87,921
Direct operating	65,010	63,260	63,033	69,721	74,323
Depreciation and amortization	14,975	10,115	9,396	9,554	8,731
Total restaurant costs.	242,907	237,808	235,653	265,432	271,957

General and administrative expenses	16,891	11,780	11,975	11,108	10,417
Costs of Note exchange	—	—	—	—	5,496
Non-cash charges for impairment of assets	2,283	149	459	—	—
Closed restaurant concepts(2)	(258)	—	—	—	—

Operating profit	1,836	15,799	15,474	23,282	14,290

Interest expense, net	23,985	20,269	19,450	19,036	17,825

Income/(loss) from continuing operations(3)	$(22,179)	$(4,537)	$(4,046)	$4,061	$(3,605)

Income/(loss) from discontinued operations(4)	$1,887	$(4,879)	$(1,622)	$3,474	—

Extraordinary gain /(loss) on the extinguishment of debt from continuing operations	—	9,559	—	(473)	(435)

Net income/(loss)	$(20,292)	$143	$(5,668)	$7,062	$(4,040)

BALANCE SHEET DATA:
Property and equipment, net from continuing operations	$49,793	$51,147	$51,468	$53,370	$51,103
Total assets	152,011	150,459	142,729	89,575	89,704
Net long-term obligations, including current portion	178,368	164,816	164,712	147,799	160,269
Preferred stock, net	—	36,081	41,914	49,891	58,219
Common stockholders’ (deficit)	(111,738)	(119,175)	(129,957)	(157,659)	(170,208)

(1)                                  The year ended December 31, 2001 included 53 weeks.

(2)                                  Includes operations associated with Velvet Turtle restaurants, the last of which was closed in February 1997.

(3)                                  Continuing operations is defined as American Restaurant Group, Inc. and its current subsidiaries, excluding the Non-Black Angus Subsidiaries, and excludes the provision for income taxes.

(4)                                  Discontinued operations refers to the Non-Black Angus Subsidiaries.

ITEM 7.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS

                                                                                OF FINANCIAL CONDITION AND

                                                                                     RESULTS OF OPERATIONS

Results of Continuing Operations

Fiscal Years Ended December 27, 1999, December 25, 2000, and December 31, 2001:

Revenues. Black Angus revenues were $263.6 million in 1999, increased 13.8% to $299.8 million in 2000, and increased 0.8% to $302.2 million in 2001.  The increase in 2000 was the result of strong same-store sales and strong new-store performance. Same-store sales increased 11.4% in 2000, and the new restaurants contributed 2.4% to the total sales increase. The increase in 2001 was driven entirely by the seven new restaurants that opened in 2000 and 2001.  Same-store sales declined 4.1% (excluding the effect of the 53rd week) in 2001 with the 100% of the decline in the third and fourth quarters.  The 100 comparable restaurants declined 8.7% (excluding the effect of the 53rd week) in the second half of 2000, as a result of three major factors: (1) the magnitude of the increase (14.6%) in the second half of 2000 made same-store sales comparisons extremely difficult; (2) the general economic softness during the second half of 2001; and (3) the general decline in consumer dining following the terrorist events of September 11, 2001.  There were 102, 105, and 107 restaurants operating at the end of 1999, 2000, and 2001, respectively.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs were 33.4% in 1999, increased to 34.5% in 2000, and then decreased to 33.4% in 2001.  The increase in 2000 relates primarily to higher meat and seafood costs.  The decrease in 2001 relates primarily to savings from the cutting of steaks at each restaurant and favorable meat prices, especially in the fourth quarter.

Payroll Costs.  As a percentage of revenues, labor costs were 28.5% in 1999, decreased to 27.6% in 2000, and then increased to 29.1% in 2001. The decrease in 2000 is primarily from leveraging the fixed cost of labor component over a higher Black Angus sales base.  The increase in 2001 is primarily a result of the difficulty in balancing our projections of unit staff levels necessary to maintain our high level of customer service against the unpredictable and volatile revenue shifts following the terrorist events of September 11, 2001, as well as increases in Federal and state minimum-wage rates.  Also, to improve customer service, we reduced the number of assigned tables per food server.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs were 23.9% in 1999, 23.3% in 2000, and 24.6% in 2001.  The increase in 2001 relates primarily to a one time revision to our estimates of unredeemed gift certificates ($1.2 million), increased utility expenses ($1.3 million), primarily in California, and repair-and-maintenance expenses related to energy-conservation measures ($500,000) that were implemented by the Company in 2001 to combat the rising utility costs.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization was 3.6% in 1999, decreased to 3.2% in 2000, and decreased to 2.9% in 2001.  The decrease in 2000 relates primarily to corporate assets not retained by us pursuant to the Stock Sale and leveraging costs over a higher sales base.  The decrease in 2001 relates primarily to an $800,000 reduction in amortization in connection with the $16 million principal paydown of Old Notes (described below in this Item 7 in the segment captioned "Liquidity and Capital Resources") in December 2000.

General and Administrative Expenses.  General and administrative expenses as a percentage of revenues were 4.5% in 1999, 3.7% in 2000, and 3.5% in 2001.  The decrease in 2000 and 2001 is primarily from a $1 million decrease in corporate overhead resulting from the Stock Sale and a continuing reduction of other overhead expenses as a result of the new corporate structure.

Costs of Note Exchange.  We recognized a one time charge of approximately $5.5 million in the fourth quarter of 2001. The exchange of our Old Notes for our New Notes (described below in Items 7 in the segment captioned "Liquidity and Capital Resources") was a transaction involving instruments that were substantially the same in the present value of their cash flows.  As a result, the costs associated with the exchange were expensed as incurred.  We incurred additional costs associated with the issuance of the New Notes, which costs have been capitalized and will be amortized over the term of the New Notes.

Non-Cash Charge for Impairment of Long-Lived Assets.  During 1999, certain assets, including fixed assets and related intangible assets, were revalued at less than their historic costs, this resulted in a non-cash charge of $459,000. There was no similar charge required for 2000 and 2001.

Operating Profit from Continuing Operations.  As a result of the items discussed above, operating profit was $15.5 million in 1999, improved to $23.3 million in 2000, and then declined to $14.3 million in 2001.

Interest Expense - Net.  Interest expense was $19.5 million in 1999, decreased to $19.0 million in 2000, and decreased to $17.8 million in 2001.  Borrowings (excluding capitalized lease obligations) were $160.1 million in 1999, decreased to $144.1 million in 2000, and then increased to $157.2, net of unamortized discounts of $9.0 million, in 2001.  The reduction in 2000 was the result of a $16.0 million principal payment on the Old Notes in December 2000.  The increase in 2001 was the result of the Refinancing and the net issuance of $28.5 million in New Notes combined with a paydown of $15.2 million principal of the Old Notes on October 31, 2001.

Provision for Income Taxes.  Our provision for income taxes was $70,000 in 1999, increased to $185,000 in 2000, and then decreased to $70,000 in 2001.  The tax provision against our pre-tax income in 1999, 2000, and 2001 consisted of liabilities for certain state income taxes and estimated Federal income tax. We previously established a valuation allowance against net-operating-loss carryforwards.

Net Income / (Loss) from Discontinued Operations.  The following chart summarizes the calculation of the net income / (loss) for discontinued operations for the fiscal years ended 1999 and 2000. There was no activity in the discontinued operations in 2001.

	December 27, 1999	December 25, 2000

	($000)
Revenues	$144,424	$65,111
Food and Beverage Costs	40,157	17,124
Payroll Costs	49,713	21,645
Direct Operating Costs	38,715	16,848
Depreciation and Amortization	4,055	1,763
General and Administrative Expense	11,783	3,376
Non-Cash Charge for Impairment	1,040	112
Grandy’s Conversion	583	752
Income / (Loss) before Taxes	(1,622)	3,491
Provision for Income Taxes	0	17
Net Income / (Loss) from Discontinued Operations	(1,622)	3,474

Extraordinary Gain.  There was no extraordinary gain or loss in 1999.  We prepaid $16 million of principal in December 2000, and recorded a $473,000 extraordinary loss to write off the related unamortized deferred financing costs. We prepaid $15.2 million of principal on October 31, 2001, and recorded a $435,000 extraordinary loss to write off the related unamortized deferred financing costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of December 31, 2001, we had approximately $10.1 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets.  At December 31, 2001, our working capital deficit was $18.5 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were $6.2 million in 1999, $7.9 million in 2000, and $3.8 million in 2001.  We estimate that capital expenditures in 2002 will be approximately $5.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

On October 31, 2001, we completed a debt financing (the “Debt Financing”) in which we issued $30 million face value amount of 11½% Senior Secured Notes due 2006. We used the net proceeds to refinance existing indebtedness, to pay the accrued and unpaid interest with respect to our 11½% Senior Secured Notes due 2003 (the “Old Notes”), and to use for general corporate purposes.  On October 1, 2001, we commenced an offer to exchange (the “Debt Exchange”) all of our outstanding Old Notes for up to $131.7 million face value amount of 11½% Senior Secured Notes due 2006 (together with the notes issued pursuant to the Debt Financing, the “New Notes).

The principal elements of the refinancing (the “Refinancing”) were: (a) the issuance of the New Notes; (b) the exchange of the Old Notes (approximately $124 million aggregate principal amount of Old Notes were exchanged for approximately $132 million aggregate principal amount New Notes); (c) the consent of the holders of our outstanding preferred stock to amend the terms of the preferred stock to provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, then the preferred stock will automatically be redeemed for shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; to eliminate provisions that allow the holders to exchange preferred stock for new subordinate debt, and to amend the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes; and, (d) the consent of the lender under our former revolving credit facility (“Old Credit Facility”) to permit the issuance of the New Notes and any other aspects of the Refinancing requiring the lender’s consent.

There was approximately $3.4 million outstanding of the Old Notes at December 31, 2001.

Under the Old Notes, we are obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made interest payments of $8.2 million in February and August 2001. We also paid $3.2 million in accrued interest on October 31, 2001 in connection with the Refinancing.   Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. We have an additional $1.5 million in long-term debt that relates to mortgages/loans on capital equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of December 31, 2001, we had approximately $5.9 million of letters of credit outstanding and no borrowings, leaving approximately $9.1 million remaining under the New Credit Facility.  The New Credit Facility expires in December 2005.

The Company and its direct subsidiaries do not guaranty the debt of any other parties.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt-Interest	$93,608	18,996	37,404	37,208	0
Long-Term Debt-Principal	$166,694	402	3,476	161,867	949
Capital Leases	$3,748	1,077	1,092	464	1,115
Operating Leases	$260,078	17,085	34,189	28,528	180,276
Employment Agreements	$500	500	0	0	0
Total Contractual Cash	$524,628	$38,060	$76,161	$228,067	$182,340

In the second quarter of 2000, we agreed to an interpretation of the financial covenants used to determine the dividend rate of our preferred stock.  The result was an increase in the dividend rate from 12% to 15% and our issuing additional dividends of 2,503 shares on August 15, 2000 (relating to holders at August 1999 and February 2000). Preferred stock dividends of 5,872 (including the adjustment), 3,618 shares, 3,889 shares, and 4,181 shares were issued on August 15, 2000, February 15, 2001, August 15, 2001, and February 15, 2002, respectively.  There were 58,883 shares of preferred stock outstanding and accrued at December 31, 2001. Our preferred stock is mandatorily redeemable on August 15, 2003.  If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

Substantially all our assets are pledged to our senior lenders.  In addition, our direct subsidiaries guarantee most of our indebtedness and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating balance requirements.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) Number 133, “Accounting for Derivative Instruments and Hedging Activities,” issued in June 1998, establishes accounting and reporting standards for derivative instruments and hedging activities.  SFAS No. 137, “Accounting for Derivative and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” issued in June 1999, deferred the effective date of SFAS No. 133 until the Company’s first quarter financial statements in fiscal 2001.  We are not currently engaged in hedging activities, but will apply the requirement of this statement if and when it becomes appropriate.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These new standards are effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized, but will be subject to an annual impairment test. The standards also promulgate new requirements for accounting for other intangible assets. The impact of the new standards on our financial position and results of operations has not yet been determined, but we believe they will not be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."  FASB Statement No. 144 retains FASB Statement No. 121's "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; (2) measurement of long-lived assets to be disposed of by sale.  We do not believe that FASB Statement No. 144 will have a material impact on our financial position or results of operations.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

Critical Accounting Policies

Revenue Recognition.  We recognize revenue based upon sales to customers in our restaurants at the time that meals and related services are provided.  No revenue is recognized in advance of services being provided.  Because of the nature of our business, refunds on services provided are minimal and infrequent.  The majority of sales are paid for in cash or by major credit card and, therefore, collection risk for unpaid amounts is considered to be low.  We sell gift certificates for use in our restaurants, but only recognize revenue at the time the services are actually rendered.  We do not believe that there are other methods of accounting for our revenue that would cause revenue recognized in any particular period to be materially different than the amounts that we have reported.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period.  There are estimates inherent in these amounts.  It is possible that we may not be able to recover that value of all of our assets, such as property and equipment or intangible assets, if circumstances cause us to close restaurants or we experience a decline in revenues.  It is also possible that our actual liabilities for matters, such as self-insurance or discontinued operations, could be significantly higher or lower than our estimates if actual conditions are ultimately different than the assumptions used in determining the estimates.

Leases.  We lease equipment and operating facilities under both capital and operating leases.  In future periods, leases for similar equipment or facilities may not qualify for the accounting applied historically because of changes in terms or our credit status.  This would mean that we may be required to recognize more leases as capital leases in the future than we have in the past, causing a corresponding increase in our assets and liabilities, and the associated depreciation and interest expense.  Conversely, if many leases were classified as operating leases, rental expense would increase.

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $37.0 million and $34.1 million against the entire amount of our deferred tax assets as of fiscal year-end 2000 and 2001, respectively.  The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.  Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit (provision) of $1,903,000, ($2,655,000), and $1,035,000 would have been recognized in the statements of operations for fiscal year-end 1999, 2000, and 2001, respectively.

Market Risk Exposure

We generally are not exposed to market risks related to fluctuations in interest rates because our Old Notes, New Notes, and preferred stock are at fixed rates. Changes in interest rates affect the fair market value of fixed-rate debt, but not the Company’s earnings or cash flows.  Interest-rate risk and changes in fair market value would not have a significant impact on our fixed-rate debt until we undertake a refinancing.

We are exposed to market risks related to fluctuations in interest rates on short-term borrowings on our New Credit Facility.  Although the Company may borrow on its revolver from time to time, no loan amounts were outstanding at 2001 fiscal year-end.

We do not utilize interest-rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.  We do not believe future market-rate risks will materially affect us or our future operating results. A change in interest rates, however, could have an impact when we refinance.

Impact of Inflation

Although inflationary increases in food, labor, or operating costs could adversely affect operations, we generally have been able to offset increases in cost through price increases, revisions to our labor scheduling, and other management actions.

Forward-looking Statements

Certain statements contained in this Form 10-K are forward-looking regarding cash flows from operations, restaurant openings, capital requirements, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, governmental regulations, and inflation.

ITEM 8.                                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.                                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                                                                ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information about our current directors and each of our executive officers and key management personnel:

Name	Age	Position
George G. Golleher	54	Chairman, Director
Ralph S. Roberts	59	Chief Executive Officer, President, Director
Patrick J. Kelvie	50	Vice President, Treasurer, Secretary and General Counsel
Anwar S. Soliman	63	Director
Robert D. Beyer	42	Director
M. Brent Stevens	41	Director

Officers are elected by the Board of Directors and serve at the discretion of the Board.

George G. Golleher. Mr. Golleher was elected as a Director in 1998 and as Chairman of the Board in 2000. Mr. Golleher is a consultant and private equity investor. He previously served as President and Chief Operating Officer and as a Director, of Fred Meyer, Inc. from May 1998 to June 1999. Prior to that, Mr. Golleher was the Chief Executive Officer and a Director of Ralphs Grocery Company from June 1995 until its merger with Fred Meyer, Inc. in May 1998. Mr. Golleher was a Director of Food 4 Less Supermarkets, Inc. since its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets, Inc. from January 1990 until its merger with Ralphs. Mr. Golleher serves as a Director of Simon Worldwide, Inc., and of Rite Aid Corporation.

Ralph S. Roberts. Mr. Roberts became the Chief Executive Officer in 2000. He has served as a Director since 1991 and has served as the President and Chief Operating Officer since 1986. Mr. Roberts has over 30 years of experience in the restaurant industry. Before joining us, he was Deputy Group Executive of Operations of the Grace Restaurant Group and Vice President of W.R. Grace & Co. (“Grace”). Prior to joining Grace in 1980, he was Vice President of the Stouffer Restaurant Division and President and co-founder of the Rusty Scupper restaurants. Mr. Roberts received a B.A. from Princeton University.

Patrick J. Kelvie. Mr. Kelvie has served as our General Counsel since 1987 and our Secretary since 1989. Mr. Kelvie became a Vice President in 1998 and Treasurer in 2000. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation, predecessor owner of Black Angus. Mr. Kelvie received an A.B. from the University of California at Berkeley and a J.D. from Harvard Law School.

Anwar S. Soliman. Mr. Soliman has served as a Director since we were organized in 1986. Mr. Soliman served as Chairman and Chief Executive Officer from 1987 until June 2000. Mr. Soliman is now the Chief Executive Officer of Spectrum Restaurant Group, Inc., which acquired the Non–Black Angus Subsidiaries from us in June 2000. Prior to 1986, Mr. Soliman was Executive Vice President of Grace and Group Executive of the Grace Restaurant Group, which he started in 1977. Mr. Soliman spent 22 years with Grace in various executive positions. Mr. Soliman received both a B.A. Commerce and an M.B.A. from Alexandria University and a Ph.D. from New York University.

Robert D. Beyer. Mr. Beyer has served as a Director since 1998. Mr. Beyer is President of Trust Company of the West (“TCW”) where he has been employed since 1995. Mr. Beyer was Co-Chief Executive Officer of Cresent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1986 to 1991, Mr. Beyer was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated. From 1983 to 1986, Mr. Beyer was a member of the Investment Banking Department of Bear, Stearns & Co., Inc. Mr. Beyer is also a Director of TCW and The Kroger Co., and a commissioner of the Los Angeles City Employees Retirement System.

M. Brent Stevens. Mr. Stevens has served as a Director since 1999. Mr. Stevens is an Executive Vice President of the Corporate Finance Department of Jefferies & Company, Inc., where he has served since 1990. From 1989 to 1990, Mr. Stevens was a member of the Investment Banking Department of Drexel Burnham Lambert, Incorporated.

ITEM 11.                                                                   EXECUTIVE COMPENSATION

The following table sets forth the cash compensation for services rendered in all capacities that the Company paid to, or accrued for, the Chief Executive Officer and each of the executive officers.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
Annual Compensation						Awards		Payouts
Name and Principal Position	Year		Salary	Bonus	Other Annual Compen- sation(a)	Restricted Stock Award(s)	Number of Options/ SARS	LTIP Payouts	All Other Compen- sation(b)
Ralph S. Roberts	2001	(c)	$518,872	$245,000	$77,765	—	—	—	$12,250
(CEO and President)	2000		473,364

—

					15,608	—	—	—	8,250

1999

422,961

—

119,315

—

—

—

10,620

Patrick J. Kelvie	2001	(c)	237,077	92,000

—

						—	—	—	8,625
(Vice President, Secretary,	2000		222,692

—

—

						—	—	—	7,572
Treasurer, and General Counsel)	1999		195,000

—

—

						—	—	—	1,348

Anwar S. Soliman

2001

—

—

—

—

—

—

—

(Former Chairman and CEO)

2000

(d)

210,000

—

—

—

—

—

285,322

	1999		740,188

—

					293,831	—	—	—	29,646

William J. McCaffrey, Jr.

2001

—

—

—

—

—

—

—

(Former Vice President)

2000

(d)

161,250

—

7,731

—

—

—

412,700

1999

195,000

—

3,702

—

—

—

9,620

Ken A. Di Lillo

2001

—

—

—

—

—

—

—

(Former V.P. Finance,	2000	(d)	138,365

—

—

						—	—	—	980
Treasurer, and Asst. Secretary)	1999		171,538	30,000

—

						—	—	—	1,278

(a)                                  Amounts shown in this column for the last fiscal year include group term life insurance premiums of $77,765 for Mr. Roberts.

(b)                                 Amounts shown in this column for the last fiscal year include auto allowance for Mssrs. Roberts and Kelvie.  Amounts also include Company matching contributions to a 401(k) plan for Mr.  Kelvie.  2000 fiscal year amounts shown include severance and vacation payments of $281,322 for Mr. Soliman and $407,500 for Mr. McCaffrey.

(c)                                  We had two executive officers in 2001.

(d)                                 Amounts shown in 2000 are for partial years for Mssrs. Soliman, McCaffrey, and Di Lillo. There were no payments made to these individuals in 2001.

Employment Agreements

The following table sets forth, with respect to any executive officer who has entered into an employment agreement with the Company, the base salary together with the termination date of such agreement:

Name of Individual	Capacity in Which Served	Base Salary	Termination Date
Ralph S. Roberts	Chief Executive Officer and President	$500,000	12/31/02

We have entered into an employment agreement with Ralph S. Roberts, our Chief Executive Officer and President. The agreement provides, among other things, for adjustments to Mr. Roberts’ base salary and automatic extension of the agreement. The agreement also provides for certain other benefits including a maximum of one year’s pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreement provides for payment until the earlier of six months or the end of the employment term if Mr. Roberts terminates his employment for cause, but does not provide for any salary in the event we terminate him for cause.

In addition, we entered into a consulting agreement with George G. Golleher, Chairman and Director. The agreement provided for monthly payments for consulting services and expenses for a total amount of $348,000 for the period from January 1, 2001 through December 31, 2001 and was terminable without cause by either party upon 90 days’ notice. We expect to continue a consulting arrangement with Mr. Golleher, and to enter into a new written agreement.

Savings Plan

The American Restaurant Group Savings and Investment Plan (the “Savings Plan”) is our 401(k) plan established for the benefit of employees who satisfy certain requirements.  These requirements include completion of one year of service with a minimum of 1,000 hours worked.  Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant’s total earnings for a calendar year (but not in excess of $10,500 for 2001).  The Company makes matching contributions to the Savings Plan equal to 25% of the participant’s contributions up to 6% of the participant’s earnings.  A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump-sum form.  Distributable benefits are based on the value of the participant’s individual account balance that is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company.  Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan.  Based upon the Savings Plan vesting schedule, as of 2001, 100% of the Company matching contributions were vested for Mr. Kelvie.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock (as if all outstanding warrants were exercised), as of February 26, 2001, by (i) each of our directors, (ii) our Chief Executive Officer and certain other highly compensated executive officers, (iii) all executive officers and directors as a group, and (iv) each person believed to own beneficially more than 5% of our outstanding common stock. Pursuant to a voting trust agreement, Anwar S. Soliman controls Holdings and, accordingly, together with his direct ownership of common stock and a second voting trust agreement (described in footnote (8) below), effectively controls the voting of all (without giving effect to the exercise of any outstanding warrants) our outstanding common stock, subject to the terms of a securityholders’ agreement.

Name of Beneficial Owner	Number of Shares		Percent of Outstanding Class	Percent Ownership(1)
Anwar S. Soliman	22,416	(2)	17.5%	9.6%
Roberts Family Limited Partnership	9,702		7.6	4.2
Patrick J. Kelvie	387		0.3	0.2
Robert D. Beyer (3)	—		—	—
George G. Golleher (4)	—		—	—
M. Brent Stevens (5)	—		—	—
American Restaurant Group Holdings, Inc. (6)	93,150		72.7	40.0
All directors and officers as a group (6 persons)	32,505		25.4	14.0
TCW Investors (7)	57,226	(8)	—	24.6

(1)           Gives effect to the exercise of all outstanding warrants. Excludes the effect of the potential conversion of the preferred stock to common stock, as allowed by amendments to the preferred stock done in connection with the Refinancing.

(2)           Does not include 12,515 shares of our common stock that Mr. Soliman is deemed to be the owner of pursuant to a voting trust agreement.

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

(6)           Anwar S. Soliman owns 228,577 shares of common stock of Holdings, representing 49.2% of the outstanding common stock of Holdings. In addition, Mr. Soliman is deemed to be the owner, pursuant to a voting trust agreement, of an additional 147,396 shares of Holdings common stock, representing an additional 31.7% of the outstanding common stock of Holdings. Accordingly, Mr. Soliman exercises the beneficial ownership of 80.9% of Holdings common stock.

(7)           TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University and TCW Shared Opportunity Fund IIB, LLC.

(8)           Represents warrants that are immediately exercisable at a nominal price per share. Includes warrants beneficially owned by the TCW Investors and of which TCW Asset Management Company and certain affiliates, which control voting and investment power in their capacity as general partner, investment manager, or manager of the TCW Investors (the “TCW Group”), disclaim beneficial ownership. Excludes the effect of the changes to the terms of the preferred stock in connection with the Refinancing.

Both of our present management stockholders and certain other stockholders (collectively, the “Management Shareholders”) entered into a voting trust agreement dated February 25, 1998 in accordance with which Anwar S. Soliman, Director, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of August 15, 2005 or the earlier termination of the voting trust agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 100% of the outstanding shares of our common stock (approximately 55.0% on a fully diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing). In addition, the Management Shareholders entered into other agreements pursuant to which such holders were granted registration rights substantially identical to the rights granted to the holders of the warrants pursuant to a securityholders’ agreement. Each of the Management Shareholders is also party to a subscription agreement with Holdings, which provides such stockholder certain rights with respect to shares of Holdings common stock held by such stockholder.

As of December 31, 2001, holders of the Company’s preferred stock held warrants for 40% of the common stock on a diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing.  If the preferred stock does convert to common stock, then the holders of the preferred stock may own more than 50% of the common stock on a fully diluted basis.

Securityholders Agreement

In connection with the February 1998 recapitalization plan, each of Holdings, the Management Shareholders, Jefferies & Company, Inc. (“Jefferies”), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University, and TCW Shared Opportunity Fund IIB, LLC (collectively, the “TCW Investors”), and TCW Asset Management Company entered into a securityholders’ agreement concerning the Company (the “Securityholders Agreement”). The Securityholders Agreement provides that the parties will agree to vote all of their shares of the Company’s equity securities so that the composition of the Company’s board of directors consists of five members, two of whom will be management nominees, two of whom will be nominees of the TCW Investors, and one of whom, the remaining director, will be an independent director designated by Jefferies; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company’s common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company’s common stock being listed for trading on any of the New York Stock Exchange, the Nasdaq National Market, or the American Stock Exchange, the TCW Investors and management will mutually choose the remaining director and Jefferies will no longer have any right to designate a director.  The Securityholders Agreement does not limit the rights of the holders of the preferred stock under the Certificate of Designation to elect additional directors to serve on the Company’s Board of Directors in certain circumstances.

The Securityholders Agreement also provides that (i) in the event that Holdings sells or transfers any of its shares of Company equity securities, directly or indirectly, TCW Investors will have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings’ sale or transfer, (ii) TCW investors will have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Securityholders Agreement (other than Management Shareholders) to purchase the equity securities being sold; and (iii) TCW Investors have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of any capital stock of the Company’s subsidiaries, a sale of a material amount of the assets and properties of the Company, transactions with affiliates, and amendments to the Company’s Certificate of Incorporation and Bylaws. In addition, the Securityholders Agreement provides that certain of the TCW Investors’ purchasers will receive payments from the Company with respect to withholding obligations as a result of their ownership of the preferred stock, which amount shall not exceed $125,000 per year. The Company made no such payments in 2001. None of the rights under the Securityholders Agreement are transferable by TCW Investors.

ITEM 13.                                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 28, 2000, we sold all of the outstanding stock of the Non-Black Angus Subsidiaries to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.), a company that is controlled by Anwar S. Soliman. There was no gain or loss recorded because of the related–party nature of the stock sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between us and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million has been charged as a result of the sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the operating restaurants that were sold. The amount of estimated liabilities remaining at December 31, 2001 was approximately $525,000. We are currently working to settle these liabilities. If needed, any adjustments to the recorded balance, as a result of such settlement, will be recognized when the amount becomes known.  Management does not believe, however, that such amounts, if any, will be material to the Company’s financial position or results of operations.

Jefferies, the initial purchaser of the New Notes, owns approximately 2.5% of our common stock on a fully diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing. In connection with its ownership of the common stock, Jefferies is a party to the Securityholders Agreement concerning us, pursuant to which Jefferies is entitled to designate a member of our board of directors. M. Brent Stevens is the current board member designated by Jefferies. Mr. Stevens is an Executive Vice President of the Corporate Finance Department of Jefferies. In addition, from time to time, Jefferies and its affiliates have provided in the past and may provide in the future investment banking and financial advisory services to the Company and its affiliates in the ordinary course of business. Jefferies or its affiliates, as applicable, has received or will receive customary compensation in connection with such services.

PART IV

ITEM 14

EXHIBITS FINANCIAL STATEMENTS SCHEDULES

AND REPORTS ON FORM 8-K

(a)                                  Consolidated Financial Statements.  See the Index to Consolidated Financial Statements on page F-1.

(b)                                 List of Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of May 9, 2000 between the Company and NBACo, Inc.*****

2.2	Amendment No. 1, dated as of June 26, 2000, to Stock Purchase Agreement, dated May 9, 2000, between the Company and NBACo, Inc.*****

3.1	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1991.*

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992. *

3.3	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1998. ***

3.3A

Amendment to Certificate of the Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the 12% Series A Senior Pay-In-Kind Exchangeable Preferred Stock and the 12% Series B Senior Pay-In-Kind Exchangeable Preferred Stock and Qualifications, Limitations or Restrictions Thereof of the Company filed with the Secretary of State of Delaware on October 31, 2001.******

3.4	By-Laws of the Company. *

4.1	Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as Trustee (including specimen certificate of 11.5% Senior Secured Note due 2003). ***

4.2	Warrant Agreement dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as warrant agent (including specimen certificate of warrant). ***

4.3	Registration Rights Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc. ***

4.4	Securityholders’ and Registration Right Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc., as purchaser. ***

4.5	Management Registration Right Agreement dated as of February 28, 1998 between the Company and the Management Stockholders. ***

Exhibit No.	Description

4.6	Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998. ***

4.7	Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998. ***

4.8

Form of Indenture relating to the 12% Senior Subordinated Debentures to be entered into between the Company and a trustee (including specimen certificate of 12% Senior Subordinated Debenture due 2003). ****

4.9

First Supplemental Indenture, dated as of June 28, 2000, to Indenture dated as of February 25, 1998, between the Company and U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.)*****

4.10

Second Supplemental Indenture, dated as of October 31, 2001, to Indenture, dated as of February 25, 1998, between the Company and BNY Western Trust Company (successor in interest to U.S. Trust Company, National Association, formerly known as U.S. Trust Company of California, N.A.).******

4.11	Registration Rights Agreement dated as of October 31, 2001 between the Company and Jefferies & Company, Inc.******

9.1	Common Stock Voting Trust and Transfer Agreement dated as of February 24, 1998 among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee. ***

9.2

Securityholders Agreement dated as of February 25, 1998 among the Company, American Restaurant Group Holdings, Inc., Jefferies & Company, Inc., TCW Asset Management Company and the Management Stockholders. ***

10.1	Amended and Restated Employment Agreement dated as of December 14, 1993 between the Company and Ralph S. Roberts. **

10.2

Loan Agreement dated as of December 17, 2001 between Foothill Capital Corporation, as lender and the Company, ARG Enterprises, Inc., ARG Property Management Corporation and ARG Terra, Inc., as borrowers.******

10.3

Second Amended and Restated Intercreditor and Collateral Agency Agreement dated as of December 17, 2001 between BNY Western Trust Company, as collateral agent and as trustee, the Company, ARG Enterprises, Inc., ARG Property Management Corporation and ARG Terra, Inc., as borrowers, and Foothill Capital Corporation, as lender.******

10.4	Amended and Restated Master lease dated May 11, 1998 between ARG Properties I, LLC as Landlord and ARG Enterprises, Inc. as Tenant.*******

10.5	Amended and Restated Master Lease dated May 11, 1998 between ARG Properties II, LLC as Landlord and ARG Enterprises, Inc. as Tenant *******

Exhibit No.	Description

10.6	Guaranty of Lease dated May 11, 1998 by the Company in favor or ARG Properties I, LLC as Landlord.*******

10.7	Guaranty of Lease dated May 11, 1998 by the Company in favor of ARG Properties II, LLC as Landlord. *******

99.1	Letter dated March 29, 2002 from the Company confirming certain assurances received from Arthur Andersen LLP *******

*

Incorporated by reference to the Registrant’s Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended with Amendment No. 1 filed on September 11, 1992.

**	Incorporated by reference to the Registrant’s Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

****	Incorporated by reference to the Registrant’s Registration Statement No. 333-55861 on Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 29, 1998.

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2000 and filed with the Securities and Exchange Commission on July 12, 2000.

******	Incorporated by reference to the Registrant’s Registration Statement No. 333-76442 to Form S-1 filed with the Securities and Exchange Commission on January 8, 2002.

*******	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC .

By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive
Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George G. Golleher	Director and Chairman	March 29, 2002
George G. Golleher

/s/ Ralph S. Roberts	President, Chief Executive	March 29, 2002
Ralph S. Roberts	Officer and Director

(Principal Executive Officer)

/s/ Patrick J. Kelvie	Vice President, Treasurer,
Patrick J. Kelvie	Secretary and General Counsel	March 29, 2002

(Principal Financial and
Accounting Officer)

/s/ Anwar S. Soliman	Director	March 29, 2002
Anwar S. Soliman

/s/ Robert D. Beyer	Director	March 29, 2002
Robert D. Beyer

/s/ M. Brent Stevens	Director	March 29, 2002
M. Brent Stevens

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

  American Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of AMERICAN RESTAURANT GROUP, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 25, 2000 and December 31, 2001, and the related consolidated statements of operations, common stockholders’ (deficit), and cash flows for the fiscal years ended December 27, 1999, December 25, 2000, and December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and subsidiaries as of December 25, 2000 and December 31, 2001, and the results of their operations and their cash flows for the fiscal years ended December 27, 1999, December 25, 2000, and December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

San Francisco, California

March 14, 2002

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 25, 2000 AND DECEMBER 31, 2001

ASSETS

	December 25, 2000	December 31, 2001

CURRENT ASSETS:
Cash	$8,532,000	$10,053,000
Accounts receivable, net of
reserves of $2,000 in 2000 and $252,000 in 2001	2,938,000	4,071,000
Inventories	2,853,000	3,040,000
Prepaid expenses	2,803,000	3,002,000

Total current assets	17,126,000	20,166,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,629,000	2,598,000
Buildings and leasehold improvements	67,631,000	69,858,000
Fixtures and equipment	48,629,000	48,914,000
Property held under capital leases	7,480,000	7,293,000
Construction in progress	2,816,000	2,517,000
	129,185,000	131,180,000

Less - Accumulated depreciation	75,815,000	80,077,000

Net Property and equipment	53,370,000	51,103,000

OTHER ASSETS:
Intangible assets	2,531,000	2,531,000
Deferred debt costs	9,970,000	11,206,000
Leasehold interests	6,577,000	6,577,000
Liquor licenses and other	4,156,000	4,167,000
Cost in excess of net assets acquired	12,450,000	12,450,000

	35,684,000	36,931,000
Less - Accumulated amortization	16,605,000	18,496,000

Net other assets	19,079,000	18,435,000

Total assets	$89,575,000	$89,704,000

(consolidated balance sheets continued on following page)

The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDERS’(DEFICIT)

	December 25, 2000	December 31, 2001
CURRENT LIABILITIES:
Accounts payable	$15,193,000	$12,528,000
Accrued liabilities	11,521,000	12,849,000
Accrued insurance	2,373,000	3,232,000
Accrued interest	6,251,000	3,447,000
Accrued payroll costs	7,069,000	4,853,000
Current portion of obligations under capital leases	713,000	796,000
Current portion of long-term debt	432,000	402,000
Liabilities of discontinued operations	2,945,000	525,000

Total current liabilities	46,497,000	38,632,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	2,588,000	1,799,000
Long-term debt, net of unamortized discount	144,066,000	157,272,000

Total long-term liabilities	146,654,000	159,071,000

DEFERRED GAIN	4,192,000	3,990,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 50,953 shares accrued and outstanding at December 25, 2000 and 58,883 shares accrued and outstanding at December 31, 2001	49,891,000	58,219,000

COMMON STOCKHOLDERS’ (DEFICIT):

Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 25, 2000 and December 31, 2001

1,000

1,000

Paid-in capital	15,788,000	7,279,000
Accumulated (deficit)	(173,448,000)	(177,488,000)

Total common stockholders’ (deficit)	(157,659,000)	(170,208,000)

Total liabilities and common stockholders’ (deficit)	$89,575,000	$89,704,000

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED DECEMBER 27, 1999, DECEMBER 25, 2000,

AND DECEMBER 31, 2001

	Fiscal Year ended
	December 27, 1999	December 25, 2000	December 31, 2001
REVENUES	$263,561,000	$299,822,000	$302,160,000

RESTAURANT COSTS:
Food and beverage	88,110,000	103,339,000	100,982,000
Payroll	75,114,000	82,818,000	87,921,000
Direct operating	63,033,000	69,721,000	74,323,000
Depreciation and amortization	9,396,000	9,554,000	8,731,000

GENERAL AND ADMINISTRATIVE EXPENSES	11,975,000	11,108,000	10,417,000

COSTS OF NOTE EXCHANGE	0	0	5,496,000

NON-CASH CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS	459,000	0	0

Operating profit from continuing operations	15,474,000	23,282,000	14,290,000

INTEREST EXPENSE, net	19,450,000	19,036,000	17,825,000

Net income /(loss) before provision for income taxes	(3,976,000)	4,246,000	(3,535,000)

PROVISION FOR INCOME TAXES	70,000	185,000	70,000

Income/(Loss) from continuing operations	(4,046,000)	4,061,000	(3,605,000)

Income/(Loss) from discontinued operations	(1,622,000)	3,474,000	0

EXTRAORDINARY (LOSS) ON EXTINGUISHMENT OF DEBT FROM CONTINUING OPERATIONS	0	(473,000)	(435,000)

Net Income / (Loss)	$(5,668,000)	$7,062,000	$(4,040,000)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’(DEFICIT)

FOR THE FISCAL YEARS ENDED DECEMBER 27, 1999, DECEMBER 25, 2000,

AND DECEMBER 31, 2001

	Common Stock	Paid-in Capital	Accumulated Deficit	Total
BALANCE, December 28, 1998	$1,000	$55,666,000	$(174,842,000)	$(119,175,000)

Net (Loss)	—	—	(5,668,000)	(5,668,000)
Amortization of preferred stock issuance costs	—	(399,000)	—	(399,000)
Dividends payable, preferred stock	—	(4,715,000)	—	(4,715,000)

BALANCE, December 27, 1999	$1,000	$50,552,000	$(180,510,000)	$(129,957,000)

Net Income	—	—	7,062,000	7,062,000

Net book value of assets and liabilities transferred in Stock Sale	—	(26,788,000)	—	(26,788,000)

Amortization of preferred stock issuance costs	—	(399,000)	—	(399,000)
Dividends payable, preferred stock	—	(7,577,000)	—	(7,577,000)

BALANCE, December 25, 2000	$1,000	$15,788,000	$(173,448,000)	$(157,659,000)

Net (Loss)	—	—	(4,040,000)	(4,040,000)

Adjustments to net book value of assets and liabilities transferred in Stock Sale	—	(181,000)	—	(181,000)
Amortization of preferred stock issuance costs	—	(399,000)	—	(399,000)
Dividends payable, preferred stock	—	(7,929,000)	—	(7,929,000)

BALANCE, December 31, 2001	$1,000	$7,279,000	$(177,488,000)	$(170,208,000)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 27, 1999, DECEMBER 25, 2000,

AND DECEMBER 31, 2001

	Fiscal Year ended
	December 27, 1999	December 25, 2000	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$263,562,000	$299,539,000	$301,027,000
Cash paid to suppliers and employees	(229,650,000)	(260,096,000)	(282,421,000)
Interest paid, net	(19,473,000)	(19,823,000)	(20,629,000)
Income taxes, net	(71,000)	(312,000)	(70,000)

Net cash provided by /(used in) continuing operating activities	14,368,000	19,308,000	(2,093,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,248,000)	(7,872,000)	(3,786,000)
Net (increase) in other assets	(2,619,000)	(1,221,000)	(17,000)
Proceeds from disposition of assets	471,000	12,000	25,000

Net cash (used in) investing activities	(8,396,000)	(9,081,000)	(3,778,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Stock Sale	—	17,000,000	—
Payments on indebtedness	(15,376,000)	(16,275,000)	(15,324,000)
Borrowings on indebtedness	16,229,000	—	—
Proceeds received from New Notes	—	—	30,000,000
Discount on New Notes	—	—	(1,500,000)
Net increase in deferred debt costs	(243,000)	—	(2,477,000)
Payments on capital lease obligations	(637,000)	(637,000)	(706,000)
Net cash provided by /(used in) financing activities	(27,000)	88,000	9,993,000

NET INCREASE IN CASH FROM CONTINUING OPERATIONS	5,945,000	10,315,000	4,122,000

NET (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	(5,617,000)	(10,099,000)	(2,601,000)

NET INCREASE IN CASH	328,000	216,000	1,521,000

CASH, at beginning of period	7,988,000	8,316,000	8,532,000

CASH, at end of period	$8,316,000	$8,532,000	$10,053,000

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES:

Net income(loss)from continuing operations after extraordinary items	$(4,046,000)	$3,588,000	$(4,040,000)

Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:

Extraordinary (gain) loss on extinguishment of debt	—	473,000	435,000
Depreciation and amortization	9,396,000	9,554,000	8,731,000
Loss on disposition of assets	3,317,000	581,000	—
Impairment of assets	459,000	—
Amortization of deferred gain	(289,000)	(203,000)	(202,000)
Amortization of discounted notes	—	—	(311,000)

(Increase) decrease in current assets:
Accounts receivable, net	1,000	(283,000)	(1,133,000)
Inventories	89,000	(98,000)	(187,000)
Prepaid expenses	(834,000)	70,000	(199,000)
Increase (decrease) in current liabilities:
Accounts payable	2,193,000	1,566,000	(2,665,000)
Accrued liabilities	2,479,000	2,034,000	1,328,000
Accrued insurance	(513,000)	(136,000)	859,000
Accrued interest	(23,000)	(759,000)	(2,493,000)
Accrued payroll costs	2,139,000	2,921,000	(2,216,000)

Net cash provided by / (used in) continuing operating activities	$14,368,000	$19,308,000	$(2,093,000)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 1999, DECEMBER 25, 2000, AND DECEMBER 31, 2001

1.             Background and Summary of Significant Accounting Policies

a.     Company

American Restaurant Group, Inc. (the “Company”), a Delaware corporation, through its subsidiary ARG Enterprises, Inc., operates middle-price full-service restaurants, primarily in California, the Pacific Northwest, and Arizona.  The Company is a subsidiary of American Restaurant Group Holdings, Inc. (“Holdings”), also a Delaware corporation.  At fiscal year-end 1999, 2000, and 2001, the Company, operated 102, 105, and 107 restaurants, respectively, in its only continuing operating segment.

b.     Operations

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

On October 31, 2001, the Company consummated an exchange offer (the “Exchange”) pursuant to which the Company offered to exchange its 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of its $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”) and an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), the Company has no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

Management believes the Refinancing will also allow it to continue to effect changes in its operations and has implemented measures to reduce overhead costs.  The Company does not, however, expect to generate sufficient cash flows from operations in the future to fully pay the principal on long-term debt upon maturity in the year 2006 and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

c.     Sale of Stock to Spectrum Restaurant Group, Inc.

In June 2000, the Company sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. formerly known as NBACo, Inc.)  There was no gain or loss recorded because of the related-party nature of the stock sale.  The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc.  Concurrent with the sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million has been charged as a result of the sale. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated at the effective date of the stock sale, June 26, 2000, to be $12.6 million, associated with the operating restaurants that were sold.  The amount of estimated liabilities remaining at December 31, 2001 was approximately $525,000.

The Company is currently working to settle these liabilities.  Any adjustments to the recorded balance, as a result of such settlement, will be recognized when the amount becomes known.  Management believes that such amounts, if any, will not be material to the Company's financial position or results of operations.

d.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

e.     Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

f.      Inventories and Prepaid Expenses

Inventories consist primarily of food, beverages, and supplies and are valued at the lower of cost (first-in, first-out method) or market value.

g.     Advertising Costs

Advertising costs are accrued as a percentage of sales and expensed during the year. At year-end, production costs for advertisements that have not been aired are included in prepaid expenses.  Prepaid advertising costs of $1,022,000 and $686,148 were included in prepaid expenses at December 25, 2000 and December 31, 2001, respectively. Advertising expenses included in net income (loss) were $13,515,000, $16,134,000, and $13,499,144 in fiscal years 1999, 2000, and 2001, respectively.

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

When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware, and silverware, is recorded as an asset and is not depreciated. All replacements, however, are expensed. Substantially all of the Company’s and its direct subsidiaries' assets, including property and equipment, are pledged as collateral on the senior debt of the Company.

i.      Interest Costs

Interest costs incurred during the construction period of restaurants are capitalized.  The Company capitalized approximately $44,000 for the year ended 1999. There were no interest costs capitalized in 2000 or 2001.

j.      Other Assets

Other assets include intangible assets, leasehold interests, franchise rights, liquor licenses, and cost in excess of net assets acquired.  These costs are amortized using the straight-line method over the periods estimated to be benefited, but not greater than 40 years.

Deferred debt costs are amortized using the effective interest method over the related debt term.

Estimated useful lives are as follows:

Intangible assets	3 to 40 years
Deferred debt costs	Term of debt
Leasehold interests	Life of lease
Liquor licenses	40 years
Cost in excess of net assets acquired	40 years

The following table details the components of intangible assets included in the accompanying consolidated balance sheets (in thousands):

	December 25, 2000	December 31, 2001
Trademarks/service marks	$1,794	$1,794
Acquisition costs	696	696
Other	41	41

Total	$2,531	$2,531

As of December 25, 2000 and December 31, 2001, no indicators of impairment exist.

k.     Insurance

The Company self-insures certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $500,000 per incident depending on the type of risk. The policy deductibles are $100,000 for annual medical and dental benefits per person. Reserves for losses are established based upon presently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

l.      Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments.  The carrying values of all financial instruments, other than debt instruments, are representative of their fair value due to their short-term maturity.  The fair value of the Company’s long-term debt instruments is estimated based on the current rates offered to the Company. The Company believes that the stated rate on the Company’s long-term debt approximates the rate that would be currently available.

        m.    Accounting Period

The Company’s fiscal year ends on the last Monday in December.  The Company uses a 5-week/4-week/4-week quarterly accounting cycle.  As a result, the Company has a 53-week fiscal year once every 5 years.  2001 is a 53-week fiscal year.

n.     Earnings per Share

Earnings per share information is omitted because of the Company's history of operating losses.  These losses created an accumulated deficit.  Therefore, an earnings per share disclosure is not meaningful.

o.     Reclassifications

Certain prior year accounts have been reclassified to conform with the current year’s presentation.

p.     New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These new standards are effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized, but will be subject to an annual impairment test. The standards also promulgate new requirements for accounting for other intangible assets. The impact of the new standards on our financial position and results of operations has not yet been determined, but we believe they will not be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FASB Statement No. 144 retains FASB Statement No. 121’s “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed,” fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; (2) measurement of long-lived assets to be disposed of by sale.  The Company does not believe that FASB Statement No. 144 will have a material impact on its financial position or results of operations.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

2.     Lease Obligations

The Company leases certain of its operating facilities under terms ranging up to 40 years.  These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.

The following is a summary of property held under capital leases and included in the accompanying consolidated balance sheets (in thousands):

	December 25, 2000	December 31, 2001
Property	$7,480	$7,293
Less - Accumulated depreciation	6,071	6,233

	$1,409	$1,060

The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 31, 2001 (in thousands):

Fiscal years ending	Operating Leases	Capitalized Leases
2002	$17,085	$1,077
2003	17,252	829
2004	16,937	263
2005	14,980	232
2006	13,548	232
Thereafter	180,276	1,115

Total minimum lease payments	$260,078	3,748

Less - Imputed interest(8.75% to 15.5%)		1,153

Present value of minimum lease payments		2,595

Less - Current portion		796

Long-term portion		$1,799

Rental expense was $15,460,000, $16,650,000 and $18,609,000 during 1999, 2000, and 2001, respectively.

3.     Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	December 25, 2000	December 31, 2001
Senior secured notes, interest only due semi-annually beginning August 15, 1998 at 11.5%, principal due February 15, 2003	$142,600	$3,410
Senior secured notes, interest only due semi-annually beginning May 1, 2002 at 11.5%, principal due November 1, 2006	—	161,774
Unamortized discount on 2006 Notes	—	(9,020)
Other	1,898	1,510

	144,498	157,674
Less - Current portion	432	402

Long-term portion	$144,066	$157,272

Maturities of the remaining long-term debt during each of the five fiscal years following fiscal year-end 2001 are $402,000, $3,441,000, $35,000, $44,000, and $161,823,000, with a balance of $949,000 due thereafter.

On December 17, 2001, the Company entered into a loan agreement with Foothill Capital Corporation for a new revolving credit facility (the “New Credit Facility”). The New Credit Facility replaced the Company’s former credit facility with Fleet National Bank, which was to expire on June 30, 2002.  The New Credit Facility provides for cash borrowings and letters of credit in an aggregate amount of $15.0 million.  The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the “prime rate” announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates on December 17, 2005. As of December 31, 2001, the Company had $5.9 million of letters of credit outstanding related to its self-insurance program and no cash borrowings on its new revolver.

Substantially all assets of the Company and its subsidiaries are pledged to senior lenders. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating balance requirements.

Management believes the fair value of the debt approximates its carrying value.

4.     Income Taxes

The Company’s state income-tax provision, all of which was current, was $70,000, $185,000, and $70,000 in 1999, 2000, and 2001, respectively.  No provision for Federal income taxes was required in any year.

The income-tax effects of temporary differences that give rise to significant portions of the Company’s deferred income-tax assets and liabilities are as follows (in thousands):

	Fiscal year ended
	December 25, 2000	December 31, 2001
Deferred income-tax asset:
Reserves and other accrued expenses not currently deductible for tax purposes	$3,358	$3,237
Long-lived asset impairment not recognized on tax return	2,813	2,813
Tax gain on sale/leaseback transactions, net	2,978	2,895
Net-operating-loss carryforward from continuing operations	39,043	34,016

Deferred income-tax asset	48,192	42,961

	Fiscal year ended
	December 25, 2000	December 31, 2001
Deferred income-tax liability:
Tax depreciation greater than depreciation for financial reporting purposes	(6,789)	(5,723)
Costs capitalized for financial reporting purposes and expensed on tax return	(4,087)	(2,721)
Other, net From continuing operations	(350)	(410)

Deferred income-tax liability	(11,226)	(8,854)

Deferred asset, net of deferred liability	36,966	34,107
Valuation allowance	(36,966)	(34,107)

Net deferred income-tax asset	$—	$—

The Company fully reserves its net deferred tax assets because of its history of operating losses.

The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):

	Fiscal year ended

	December 27, 1999	December 25, 2000	December 31, 2001
Federal income-tax provision (benefit) at statutory rates	$(1,903)	$2,655	$(1,035)
State income-tax provision for which no Federal benefit was recorded	1	464	29
Losses for which no Federal benefit was recorded	1,195	—	1,219
Nondeductible items, principally intangible amortization	777	159	117
Benefit of net-operating-loss carryforward	—	(3,093)	—

Cancellation of debt income

—

—

(260

)

Provision for income taxes	$70	$185	$70

In connection with the 2001 Refinancing, the Company recorded cancellation of indebtedness income in the amount of $763,000.  Under certain circumstances, cancellation of indebtedness income is not taxed for Federal income-tax purposes.  However U.S. income-tax law requires that net operating losses and other tax attributes be reduced.  At December 31, 2001, the Company had available net-operating-loss carryforwards for Federal income-tax purposes of $92,596,000 expiring in 2003 to 2020, and Federal general-business-credit carryforwards of $7,452,000, expiring in 2009 to 2020.  The Company fully reserves both the net-operating-loss and general-business-credit carryforwards.

5.     Commitments and Contingencies

The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $500,000, provides for periodic increases, and expires in 2002 unless extended.

The Company has been named as defendant in various lawsuits.  Management’s opinion is that the outcome of such litigation will not materially affect the Company’s financial position or results of operations.

6.     Cumulative Preferred Stock, Mandatorily Redeemable

As part of a recapitalization plan in February 1998, the Company issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  The Company’s cumulative preferred stock is mandatorily redeemable on August 15, 2003. If the Company does not redeem its preferred stock for cash at a price per share equal to 110% of the then applicable liquidation preference, its preferred stock will be automatically redeemed for shares of common stock at that time and all rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

In the second quarter of 2000, the Company agreed to an interpretation of the financial covenants used to determine the dividend rate.  The result was an increase in the dividend rate from 12% to 15% and additional dividends issued on August 15, 2000 of 2,503 shares (relating to holders at August 1999 and February 2000). Stock dividends of 5,872 (including the adjustment), 3,618 shares, 3,889 shares, and 4,181 shares were made on August 15, 2000, February 15, 2001, August 15, 2001, and February 15, 2002, respectively. There were 58,883 shares outstanding and accrued at December 31, 2001.

7.     Common Stock

As of December 29, 1997, all of the Company’s common stock was owned by Holdings, and certain members of the Company’s management (the “Management Shareholders”). The Management Shareholders also own all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the debenture units and rights to acquire shares of Holdings common stock issuable upon exercise of warrants.

In conjunction with the 1998 recapitalization plan, the Company issued shares of common stock to the Management Shareholders in an aggregate amount equal to 15% of the common stock on a fully diluted basis.  Such Management Shareholders entered into a voting trust agreement with Anwar Soliman to exercise all voting and substantially all other rights to which such Management Shareholders would otherwise be entitled until August 15, 2005, or the earlier termination of the agreement.  The Management Shareholders also entered into a shareholders’ agreement with the remaining Company shareholders, which provides that the parties will agree to vote all of their shares of the Company’s equity securities so that the Board of Directors of the Company consists of five directors, with two directors designated by TCW Investors, two by the Management Shareholders, with the remaining director being an independent director initially designated by the initial purchaser of the Notes.

8.     Savings Plan

The American Restaurant Group Savings and Investment Plan (the “Savings Plan”) is a 401(k) plan established for the benefit of employees who satisfy certain requirements.  These requirements include completion of one year of service with a minimum of 1,000 hours worked.  Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant’s total earnings for a calendar year (but not in excess of $10,500 for 2001).  The Company makes matching contributions to the Savings Plan equal to 25% of the participant’s contributions up to 6% of the participant’s earnings. During fiscal 1999, 2000, and 2001, the Company contributed approximately $225,000, $206,000, and $209,000 to the Savings Plan, respectively.  At December 31, 2001, there were approximately 2,500 employees eligible and 500 contributors to the plan.