Form 10-Q
period 2002-04-01
AMERICAN RESTAURANT GROUP INC
filed 2002-05-10
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2002

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

Yes  ☒                       No  ☐

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of May 6, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND APRIL 1, 2002

ASSETS	December 31,	April 1,
	2001	2002
		(unaudited)
CURRENT ASSETS:
Cash	$10,053,000	$17,235,000
Accounts and notes receivable, net	4,071,000	3,932,000
Inventories	3,040,000	3,130,000
Prepaid expenses	3,002,000	5,153,000

Total current assets	20,166,000	29,450,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,598,000	2,598,000
Buildings and leasehold improvements	69,858,000	71,620,000
Fixtures and equipment	48,914,000	49,108,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	2,517,000	1,353,000

Property and Equipment	131,180,000	131,972,000
Less — Accumulated depreciation	80,077,000	81,496,000

Net property and equipment	51,103,000	50,476,000

OTHER ASSETS, NET:	18,435,000	17,984,000

Total assets	$89,704,000	$97,910,000

The accompanying notes are an integral part of these consolidated condensed statements.

(consolidated condensed balance sheets continued on the following page)

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT	December 31,	April 1,
	2001	2002
		(unaudited)
CURRENT LIABILITIES:
Accounts payable	$12,528,000	$16,081,000
Accrued liabilities	12,849,000	9,027,000
Accrued insurance	3,232,000	3,694,000
Accrued interest	3,447,000	7,882,000
Accrued payroll costs	4,853,000	6,319,000
Current portion of obligations under capital leases	796,000	819,000
Current portion of long-term debt	402,000	3,724,000
Liabilities from discontinued operations	525,000	147,000

Total current liabilities	38,632,000	47,693,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,585,000
Long-term debt, net of unamortized discount	157,272,000	154,322,000

Total long-term liabilities	159,071,000	155,907,000

DEFERRED GAIN	3,990,000	3,940,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK,
MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 61,052 shares outstanding and accrued at April 1, 2002	58,219,000	60,487,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and April 1, 2002	1,000	1,000
Paid-in capital	7,279,000	5,011,000
Accumulated deficit	(177,488,000)	(175,129,000)

Total common stockholders’ deficit	(170,208,000)	(170,117,000)

Total liabilities and common stockholders’ deficit	$89,704,000	$97,910,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED)

	Thirteen Weeks Ended

	March 26,	April 1,
	2001	2002

REVENUES	$82,181,000	$81,845,000
RESTAURANT COSTS:
Food and beverage	27,140,000	27,509,000
Payroll	22,642,000	24,607,000
Direct operating	18,355,000	17,713,000
Depreciation and amortization	2,152,000	1,909,000
Total restaurant costs	70,289,000	71,738,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,466,000	2,335,000

Operating profit	9,426,000	7,772,000

INTEREST EXPENSE, net	4,244,000	5,389,000

Income before provision for income taxes	5,182,000	2,383,000

PROVISION FOR INCOME TAXES	119,000	24,000

Net Income	$5,063,000	$2,359,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED)

	March 26,	April 1,
	2001	2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$81,888,000	$81,984,000
Cash paid to suppliers and employees	(75,963,000)	(72,796,000)
Interest expense, net	(8,378,000)	(487,000)
Income tax expense, net	(119,000)	(24,000)
Net cash provided by (used in) continuing operating activities	(2,572,000)	8,677,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(220,000)	(824,000)
Net (increase) decrease in other assets	18,000	(7,000)
Proceeds from disposition of assets	(19,000)	—

Net cash (used in) investing activities	(221,000)	(831,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(89,000)	(95,000)
Payments on capital lease obligations	(179,000)	(191,000)

Net cash (used in) financing activities	(268,000)	(286,000)

NET INCREASE / (DECREASE) FROM CONTINUING OPERATIONS	(3,061,000)	7,560,000

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(937,000)	(378,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,998,000)	7,182,000

CASH, at beginning of period	8,532,000	10,053,000

CASH, at end of period	$4,534,000	$17,235,000

RECONCILIATION OF NET INCOME FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net income from continuing operations	$5,063,000	$2,359,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operating activities:

Depreciation and amortization	2,152,000	1,909,000
Amortization of deferred gain	(50,000)	(50,000)
Amortization of non-cash interest expense	—	467,000
(Increase) decrease in current assets:
Accounts and notes receivable, net	(293,000)	139,000
Inventories	(272,000)	(90,000)
Prepaid expenses	1,124,000	(2,151,000)
Increase (decrease) in current liabilities:
Accounts payable	2,137,000	3,553,000
Accrued liabilities	(6,857,000)	(3,822,000)
Accrued insurance	(574,000)	462,000
Accrued interest	(4,134,000)	4,435,000
Accrued payroll	(868,000)	1,466,000

Net cash provided by (used in) continuing operating activities	(2,572,000)	8,677,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                            MANAGEMENT’S OPINION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 31, 2001 and April 1, 2002, and the results of our operations for the thirteen weeks ended March 26, 2001 and April 1, 2002 and our cash flows for the thirteen weeks ended March 26, 2001 and April 1, 2002.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although we believe that all adjustments necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the our annual report on Form 10-K, File No. 33-48183, for the year ended December 31, 2001.

2.                                       OPERATIONS

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

On October 31, 2001, we completed an exchange offer (the “Exchange”) in which we offered to exchange our 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of our $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”).  We simultaneously completed an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we have no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

Management believes the Refinancing will also allow it to continue to effect changes in its operations and has implemented measures to reduce overhead costs. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

3.               SALE OF STOCK TO SPECTRUM RESTAURANT GROUP

In June 2000, we sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) effective June 26, 2000 (the “Stock Sale”). There was no gain or loss recorded because of the related-party nature of the Stock Sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc.  Concurrent with the Stock Sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million was charged as a result of the Stock Sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at approximately $12.6 million, associated with the operating restaurants that were sold.  The amount of estimated liabilities related to the Stock Sale remaining at April 1, 2001 was approximately $147,000.

We are currently working to settle these liabilities.  Any adjustment to the recorded balance, as a result of such settlement, will be recognized when the amount becomes known.  Until a settlement is reached, additional payments will be charged to direct operating expenses as incurred.  Management believes such amount, if any, will not be material to our financial position or results of operations.

4.               INCOME TAXES

The tax provision against the pre-tax income in 2002 and in 2001 consisted of certain state income taxes and estimated Federal income tax.  We previously established a valuation allowance against net-operating-loss carryforwards.

5.               PREFERRED STOCK

As part of the recapitalization plan in February 1998, we issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  Our preferred stock is mandatorily redeemable on August 15, 2003.  If on August 15, 2003 we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all rights of the preferred stock will terminate.  Management believes that the preferred stock will convert to common stock.

We issued preferred stock dividends of 4,181 shares on February 15, 2002.  At April 1, 2002, we had 61,052 preferred shares outstanding and accrued.

6.               SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q because the subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company’s Old Notes and New Notes, and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company on a consolidated basis.

7.                                             INSURANCE

We self-insure certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $500,000 per incident depending on the type of risk. The policy deductibles are $100,000 for annual medical and dental benefits per person. Reserves for losses are established based upon presently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

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

9                                                  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These new standards are effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill is no longer amortized, but is subject to an annual impairment test. The standards also promulgate new requirements for accounting for other intangible assets. The impact of the new standards on our financial position and results of operations is not material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FASB Statement No. 144 retains FASB Statement No. 121’s “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed,” fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale.  FASB Statement No. 144 has not had a material impact on our financial position or results of operations, although it may in future periods.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

Results of Operations

Thirteen weeks ended March 26, 2001 and April 1, 2002:

Revenues.  Total revenues decreased slightly to $81.8 million in the first quarter of 2002 from $82.2 million in the first quarter of 2001.  The 103 same-store sales decreased by 3.1% in the first quarter of 2002 compared to 2001. Significantly, of this unfavorable variance, customer counts accounted for only 0.3%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease. There were 108 Black Angus restaurants operating as of April 1, 2002 and 105 Black Angus restaurants operating as of March 26, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased to 33.6% in the first quarter of 2002 from 33.0% in the first quarter of 2001.  The increase relates primarily to higher produce costs and the increase in the sales mix of “product promotional bundles” advertised on television.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.1% in the first quarter of 2002 from 27.6% in the first quarter of 2001.  The increase is primarily the result of an increase in labor-related costs for vacation, medical/dental, and employee incentives.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to 21.6% in the first quarter of 2002 from 22.3% in the first quarter of 2001.  The decrease largely results from savings related to energy-conservation measures and general liability costs.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.3% in the first quarter of 2002 from 2.6% in the first quarter of 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $2.3 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001. The decrease is the result of the continued reduction of corporate expenses.

Operating Profit.  As a result of the above items, operating profit decreased to $7.8 million in the first quarter of 2002 from $9.4 million in the first quarter of 2001.  As a percentage of revenues, operating profit decreased to 9.5% in the first quarter of 2002 compared to 11.5% in the first quarter of 2001.

Interest Expense — Net. Our interest expense increased to $5.4 million in the first quarter of 2002 from $4.2 million in the first quarter of 2001. The increase resulted from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of April 1, 2002, we had approximately $17.2 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At April 1, 2002, our working-capital deficit was $18.2 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $0.8 million through the first quarter of 2002 and $0.2 million through the first quarter of 2001.  We estimate that capital expenditures in 2002 will be approximately $5.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

On October 31, 2001, we completed an exchange offer (the “Exchange”) in which we offered to exchange our 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of our $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”).  We simultaneously completed an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we have no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

The principal elements of the Refinancing were: (a) the Exchange (approximately $124 million aggregate principal amount of Old Notes were exchanged for approximately $132 million aggregate principal amount New Notes); (b) the Offering (the issuance of $30 million aggregate principal amount of New Notes); (c) the consent of the holders of our outstanding preferred stock to amend the terms of the preferred stock to provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, then the preferred stock will automatically be redeemed for shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; to eliminate provisions that allow the holders to exchange preferred stock for new subordinate debt; and to amend the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes; and, (d) the consent of the lender under our former revolving credit facility (“Old Credit Facility”) to permit the issuance of the New Notes and any other aspects of the Refinancing requiring the lender’s consent.

$3,410,000 of the Old Notes were outstanding at April 1, 2002.  Under the Old Notes, we are obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made an interest payment of $196,075 on February 15, 2002.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. Accordingly, we made an interest payment of $9,353,683 on May 1, 2002.

We have an additional $2.7 million in long-term debt that relates to mortgages and loans on improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of April 1, 2002, we had approximately $8.5 million of letters of credit outstanding and no borrowings, leaving approximately $6.5 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005.

The Company and its direct subsidiaries do not guaranty the debt of any other parties.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Paid in Q1-2002

Remainder of Fiscal 2002

Fiscal Years 2003&2004

Fiscal Years 2005&2006

Fiscal Years Beyond 2006

Total Remaining

Long-Term Debt-Interest on Notes	$196	18,800	37,404	37,208	0	$93,608
Long-Term Debt-Other	$103	299	3,476	161,867	949	$166,694
Capital Leases	$268	809	1,092	464	1,115	$3,748
Operating Leases	$5,038	12,047	34,189	28,528	180,276	$260,078
Employment Agreements	$0	500	0	0	0	$500
Total Contractual Cash	$5,605	$32,455	$76,161	$228,067	$182,340	$524,628

In the second quarter of 2000, we agreed to an interpretation of the financial covenants used to determine the dividend rate of our preferred stock.  The result was an increase in the dividend rate from 12% to 15% and our issuing additional dividends of 2,503 shares on August 15, 2000 (relating to holders at August 1999 and February 2000). Preferred stock dividends of 5,872 (including the adjustment), 3,618 shares, 3,889 shares, and 4,181 shares were issued on August 15, 2000, February 15, 2001, August 15, 2001, and February 15, 2002, respectively.  There were 61,052 shares of preferred stock outstanding and accrued at April 1, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003.  If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Although we are highly leveraged, based upon current levels of operations and anticipated growth, we expect that cash flows generated from operations together with our other available sources of liquidity will be adequate to make required payments of principal and interest on our indebtedness, to make anticipated capital expenditures, and to finance working capital requirements for the next several years. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These new standards are effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill is no longer amortized, but is subject to an annual impairment test. The standards also promulgate new requirements for accounting for other intangible assets. The impact of the new standards on our financial position and results of operations is not material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FASB Statement No. 144 retains FASB Statement No. 121’s “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale. FASB Statement No. 144 has not had a material impact on our financial position or results of operations, although it may in future periods.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

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

We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period.  There are estimates inherent in these amounts.  We may not be able to recover the assumed value of all of our assets, such as property and equipment or intangible assets, if circumstances cause us to close restaurants or we experience a decline in revenues.  Our actual liabilities for matters, such as self-insurance or discontinued operations, could possibly be significantly higher or lower than our estimates if actual conditions are ultimately different than the assumptions used in determining the estimates.

Leases.  We lease equipment and operating facilities under both capital and operating leases.  In future periods, leases for similar equipment or facilities may not qualify for the accounting applied historically because of changes in terms or our credit status. This would mean that we may be required to recognize more leases as capital leases in the future than we have in the past, causing a corresponding increase in our assets and liabilities, and the associated depreciation and interest expense.  Conversely, if many leases in the future were classified as operating leases, rental expense would increase.

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance $34.1 million and $34.2 million against the entire amount of our deferred tax assets as of fiscal year ended 2001 and for the fiscal quarter ended April 1, 2002, respectively. The valuation  allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income. Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit of $1,035,000 and $66,000 would have been recognized in the statements of operations for fiscal year ended 2001 and for the fiscal quarter ended April 1, 2002, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of April 1, 2002 has not materially changed since December 31, 2001.  The market risk profile on December 31, 2001 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the year ended December 31, 2001.

PART II.                OTHER INFORMATION

Not Applicable

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	May 10, 2002	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President