Form 10-Q
period 2002-07-01
AMERICAN RESTAURANT GROUP INC
filed 2002-08-15
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2002

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

Yes   ☒   No   ☐

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of August 5, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

PLEASE NOTE:  THESE INTERIM FINANCIAL STATEMENTS WERE NOT REVIEWED BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH SUCH A REVIEW IS REQUIRED.  PLEASE SEE CHANGE IN AUDITORS UNDER “CRITICAL ACCOUNTING POLICIES” IN ITEM 2 OF THIS PART I.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND JULY 1, 2002

	December 31, 2001	July 1, 2002
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$10,053,000	$7,225,000
Accounts and notes receivable, net	4,071,000	3,424,000
Inventories	3,040,000	2,966,000
Prepaid expenses	3,002,000	4,275,000

Total current assets	20,166,000	17,890,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,598,000	2,598,000
Buildings and leasehold improvements	69,858,000	72,426,000
Fixtures and equipment	48,914,000	49,890,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	2,517,000	810,000

Property and Equipment	131,180,000	133,017,000
Less – Accumulated depreciation	80,077,000	82,924,000

Net property and equipment	51,103,000	50,093,000

OTHER ASSETS, NET:	18,435,000	17,686,000

Total assets	$89,704,000	$85,669,000

The accompanying notes are an integral part of these consolidated condensed statements.

(consolidated condensed balance sheets continued on the following page)

	December 31, 2001	July 1, 2002
		(unaudited)
LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,528,000	$10,254,000
Accrued liabilities	12,849,000	8,200,000
Accrued insurance	3,232,000	3,880,000
Accrued interest	3,447,000	3,385,000
Accrued payroll costs	4,853,000	5,171,000
Current portion of obligations under capital leases	796,000	842,000
Current portion of long-term debt	402,000	3,632,000
Liabilities from discontinued operations	525,000	36,000

Total current liabilities	38,632,000	35,400,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,366,000
Long-term debt, net of unamortized discount	157,272,000	154,780,000

Total long-term liabilities	159,071,000	156,146,000

DEFERRED GAIN	3,990,000	3,889,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 63,299 shares outstanding and accrued at July 1, 2002	58,219,000	62,834,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and July 1, 2002	1,000	1,000
Paid-in capital	7,279,000	2,664,000
Accumulated deficit	(177,488,000)	(175,265,000)

Total common stockholders’ deficit	(170,208,000)	(170,600,000)

Total liabilities and common stockholders’ deficit	$89,704,000	$85,669,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended_
	June 25, 2001	July 1, 2002	June 25, 2001	July 1, 2002

REVENUES	$76,296,000	$74,626,000	$158,477,000	$156,471,000

RESTAURANT COSTS:
Food and beverage	26,013,000	24,612,000	53,153,000	52,121,000
Payroll	21,620,000	22,104,000	44,262,000	46,711,000
Direct operating	17,728,000	18,256,000	36,083,000	35,969,000
Depreciation and amortization	2,178,000	1,754,000	4,330,000	3,663,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,304,000	2,485,000	4,770,000	4,820,000

Operating profit	6,453,000	5,415,000	15,879,000	13,187,000

INTEREST EXPENSE, net	4,247,000	5,518,000	8,491,000	10,907,000

Income (Loss) before provision For income taxes	2,206,000	(103,000)	7,388,000	2,280,000

PROVISION FOR INCOME TAXES	44,000	33,000	163,000	57,000

Net Income (Loss)	$2,162,000	$(136,000)	$7,225,000	$2,223,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED)

	June 25, 2001	July 1, 2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$157,531,000	$157,118,000
Cash paid to suppliers and employees	(149,014,000)	(146,878,000)
Interest expense, net	(8,486,000)	(10,036,000)
Income tax expense, net	(163,000)	(57,000)
Net cash provided by (used in) continuing operating activities	(132,000)	147,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,171,000)	(1,902,000)
Net (increase) decrease in other assets	51,000	(2,000)

Net cash provided by (used in) investing activities	(1,120,000)	(1,904,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(200,000)	(195,000)
Payments on capital-lease obligations	(340,000)	(387,000)

Net cash provided by (used in) financing activities	(540,000)	(582,000)

NET (DECREASE) FROM CONTINUING OPERATIONS	(1,792,000)	(2,339,000)

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(1,715,000)	(489,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,507,000)	(2,828,000)

CASH, at beginning of period	8,532,000	10,053,000

CASH, at end of period	$5,025,000	$7,225,000

RECONCILIATION OF NET INCOME FROM OPERATIONS TO NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES:

Net income	$7,225,000	$2,223,000
Adjustments to reconcile net income to net cash provided by (used) continuing operating activities:

Depreciation and amortization	4,330,000	3,663,000
Amortization of deferred gain	(101,000)	(101,000)
Amortization of non-cash interest expense	—	933,000
(Increase) decrease in current assets:
Accounts and notes receivable, net	(946,000)	647,000
Inventories	(326,000)	74,000
Prepaid expenses	(2,946,000)	(1,273,000)
Increase (decrease) in current liabilities:
Accounts payable	452,000	(2,274,000)
Accrued liabilities	(5,649,000)	(4,649,000)
Accrued insurance	(137,000)	648,000
Accrued interest	5,000	(62,000)
Accrued payroll	(2,039,000)	318,000

Net cash provided by (used in) continuing operating activities	(132,000)	147,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PLEASE NOTE:  THESE INTERIM FINANCIAL STATEMENTS WERE NOT REVIEWED BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH SUCH A REVIEW IS REQUIRED.  PLEASE SEE CHANGE IN AUDITORS UNDER “CRITICAL ACCOUNTING POLICIES” IN ITEM 2 OF THIS PART I.

1.             MANAGEMENT’S OPINION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 31, 2001 and July 1, 2002, and the results of our operations for the thirteen weeks and twenty-six weeks ended June 25, 2001 and July 1, 2002 and our cash flows for the twenty-six weeks ended June 25, 2001 and July 1, 2002.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although we believe that we included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in the our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 31, 2001.

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

3.             SALE OF STOCK TO SPECTRUM RESTAURANT GROUP

In June 2000, we sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) effective June 26, 2000 (the “Stock Sale”). There was no gain or loss recorded because of the related-party nature of the Stock Sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc.  Concurrent with the Stock Sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million was charged as a result of the Stock Sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at approximately $12.6 million, associated with the operating restaurants that were sold.  The amount of estimated liabilities related to the Stock Sale remaining at July 1, 2002 was approximately $36,000.

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

4.             INCOME TAXES

The tax provision against the pre-tax income in 2002 and in 2001 consisted of certain state income taxes and estimated Federal income tax.  We established a valuation allowance against net-operating-loss carryforwards.

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

We issued preferred stock dividends of 4,181 shares on February 15, 2002.  At July 1, 2002, we had 63,299 preferred shares outstanding and accrued.

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

9.             NEW ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

Thirteen weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenues decreased to $74.6 million in the second quarter of 2002 from $76.3 million in the second quarter of 2001.  In the 103 base stores, sales decreased by 5.1% in the second quarter of 2002 compared to the second quarter of 2001.  There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased to 33.0% in the second quarter of 2002 from 34.1% in the second quarter of 2001.  The decrease in 2002 relates primarily to favorable raw material costs.

Payroll Costs.  As a percentage of revenues, labor costs increased to 29.6% in the second quarter of 2002 from 28.3% in the second quarter of 2001.  The increase is primarily the result of the minimum wage rate increase in 2002 and increased management expense for four new units.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased to 24.5% in the second quarter of 2002 from 23.2% in the second quarter of 2001.  The increase largely results from the increase in rental expense for the additional four new restaurants opened in the third and fourth quarters of 2001, and the preopening expenses associated with our 109th restaurant opened in the second quarter of 2002.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.4% in the second quarter of 2002 from 2.9% in the second quarter of 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses increased to $2.5 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001 primarily because of an increase in management training expense.

Operating Profit.  As a result of the above items, operating profit decreased to $5.4 million in the second quarter of 2002 from $6.5 million in the second quarter of 2001. As a percentage of revenues, operating profit decreased to 7.3% in the second quarter of 2002 compared to 8.5% in the second quarter of 2001.

Interest Expense - Net. Our interest expense increased to $5.5 million in the second quarter of 2002 from $4.2 million in the second quarter of 2001. The increase resulted from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the second quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Twenty-six weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenues decreased to $156.5 million in the first half of 2002 from $158.5 million in the first half of 2001.  In the 103 base stores, sales decreased by 4.1% in the first half of 2002 compared to the first half of 2001.  Significantly, of this unfavorable variance, customer counts accounted for only 0.1%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease. There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased slightly to 33.3% in the first half of 2002 from 33.5% in the first half of 2001. This decrease reflects lower raw-material costs.

Payroll Costs.  As a percentage of revenues, labor costs increased to 29.9% in the first half of 2002 from 27.9% in the first half of 2001.  The increase is primarily the result of an increase in labor-related costs for vacation, medical/dental, employee incentives, and minimum wage rate increases in 2002.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased slightly to 23.0% in the first half of 2002 from 22.8% in the first half of 2001. The savings related to energy-conservation measures and general liability costs from the first quarter of 2002 were offset by an increase in rental expense for the additional four new restaurants opened in the third and fourth quarters of 2001, and the preopening expenses associated with our 109th restaurant opened in the second quarter of 2002.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.3% in the first half of 2002 from 2.7% in the first half of 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses were flat at $4.8 million in the first half of each of 2002 and 2001.

Operating Profit.  As a result of the above items, operating profit decreased to $13.2 million in the first half of 2002 from $15.9 million in the first half of 2001.  As a percentage of revenues, operating profit decreased to 8.4% in the first half of 2002 compared to 10.0% in the first half of 2001.

Interest Expense - Net. Our interest expense increased to $10.9 million in the first half of 2002 from $8.5 million in the first half of 2001. The increase resulted from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first half of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of July 1, 2002, we had approximately $7.2 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At July 1, 2002, our working-capital deficit was $17.5 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $1.9 million through the first half of 2002 and $1.2 million through the half of 2001.  We estimate that capital expenditures in 2002 will be approximately $5.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

$3,410,000 of the Old Notes were outstanding at July 1, 2002.  Under the Old Notes, we are obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made an interest payment of $196,075 on February 15, 2002.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. Accordingly, we made an interest payment of $9,353,683 on May 1, 2002.

We have an additional $2.5 million in long-term debt that relates to mortgages and loans on improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of July 1, 2002, we had approximately $7.7 million of letters of credit outstanding and no borrowings, leaving approximately $7.3 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005.

The Company and its direct subsidiaries do not guaranty the debt of any other parties.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Paid in Q1&2- 2002	Remainder of Fiscal 2002	Fiscal Years 2003&2004	Fiscal Years 2005&2006	Fiscal Years Beyond 2006	Total Remaining
Long-Term Debt - Interest on Notes	$9,550	9,498	37,404	37,208	0	$93,660
Long-Term Debt - Other	$195	207	3,476	161,867	949	$166,694
Capital Leases	$387	690	1,092	464	1,115	$3,748
Operating Leases	$9,595	9,595	34,189	28,528	180,276	$262,183
Employment Agreements	$0	500	0	0	0	$500
Total Contractual Cash	$19,727	$20,490	$76,161	$228,067	$182,340	$526,785

In the second quarter of 2000, we agreed to an interpretation of the financial covenants used to determine the dividend rate of our preferred stock.  The result was an increase in the dividend rate from 12% to 15% and our issuing additional dividends of 2,503 shares on August 15, 2000 (relating to holders at August 1999 and February 2000). Preferred stock dividends of 5,872 (including the adjustment), 3,618 shares, 3,889 shares, and 4,181 shares were issued on August 15, 2000, February 15, 2001, August 15, 2001, and February 15, 2002, respectively.  There were 63,299 shares of preferred stock outstanding and accrued at July 1, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003. If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $34.1 million and $33.7 million against the entire amount of our deferred tax assets as of the fiscal year ended 2001 and as of the fiscal quarter ended July 1, 2002, respectively. The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.  Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit of $1,036,000 would have been recognized in the statement of operations for the fiscal year ended 2001.

Change in Auditors.  On August 5, 2002 we received a letter from the Securities and Exchange Commission (“SEC”) informing the Company that the SEC has received a notice from Arthur Andersen LLP (“Andersen”), the Company’s independent accountants, that Andersen is unable to perform future audit services for us and, as a result, Andersen’s relationship with us is effectively terminated.  We did not receive a copy of this notification directly.

The reports of Andersen on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

In connection with audits for our two most recent fiscal years and through July 1, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial-statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in its report on ARG’s financial statements for such years.

During our two most recent fiscal years and through July 1, 2002, there have been no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Upon retaining new independent accountants, the Company and its new auditors will review this Form 10-Q and our historical financial reports. This review may result in a recommendation or requirement by our auditors to change certain historical accounting treatments.  The implications, if any, will depend upon the views of the new auditors after conducting their examination and what specific changes, if any, are ultimately made.

On August 13, 2002, our Board of Directors authorized us to engage new independent accountants.  After the new auditors are engaged, we will file a Form 8-K to announce the new relationship.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of July 1, 2002 has not materially changed since December 31, 2001.  The market risk profile on December 31, 2001 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 31, 2001.

PART II.                OTHER INFORMATION

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.                  OTHER INFORMATION

N/A

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)           List of Exhibits

Exhibit No.	Description

99.2	Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date: August 14, 2002	By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer and President

Date: August 14, 2002	By:	/s/ William G. Taves
William G. Taves
Chief Financial Officer