Form 10-Q/A
period 2002-04-01
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

AMERICAN RESTAURANT GROUP, INC.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:

This Amendment No.1 to Form 10-Q is filed to amend certain financial statements and related disclosures in the Quarterly Report on Form 10-Q for the registrant’s quarter ended April 1, 2002 originally filed on May 10, 2002 (the “Original Filing”).  The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  The financial statements for the fiscal periods ending April 1, 2002 and March 26, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.  We also revised Note 8-Insurance to adjust the deductible and self-insured limits and made grammatical changes in this amended report.

As discussed in Note 2 to the financial statements, the reclassification affects the Company’s quarterly results.   This report continues to speak as of the date of the Original Filing, and we have not updated the disclosures in this report to speak as of a later date.  All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND APRIL 1, 2002

(unaudited)

	December 31, 2001	April 1, 2002
		(as restated)
ASSETS

CURRENT ASSETS:
Cash	$10,053,000	$17,235,000
Accounts and notes receivable, net	4,071,000	3,932,000
Inventories	3,040,000	3,130,000
Prepaid expenses	3,002,000	2,142,000

Total current assets	20,166,000	26,439,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,598,000	2,598,000
Buildings and leasehold improvements	69,858,000	71,620,000
Fixtures and equipment	48,914,000	49,108,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	2,517,000	1,353,000

Property and Equipment	131,180,000	131,972,000
Less – Accumulated depreciation	80,077,000	81,496,000

Net property and equipment	51,103,000	50,476,000

OTHER ASSETS, NET:	18,435,000	17,984,000

Total assets	$89,704,000	$94,899,000

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,528,000	$16,081,000
Accrued liabilities	12,849,000	8,579,000
Accrued insurance	3,232,000	3,694,000
Accrued interest	3,447,000	7,882,000
Accrued payroll costs	4,853,000	6,319,000
Current portion of obligations under capital leases	796,000	819,000
Current portion of long-term debt	402,000	3,724,000
Liabilities from discontinued operations	525,000	147,000

Total current liabilities	38,632,000	47,245,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,585,000
Long-term debt, net of unamortized discount	157,272,000	154,322,000

Total long-term liabilities	159,071,000	155,907,000

DEFERRED GAIN	3,990,000	3,940,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 61,052 shares outstanding and accrued at April 1, 2002	58,219,000	60,487,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and April 1, 2002	1,000	1,000
Paid-in capital	7,279,000	5,011,000
Accumulated deficit	(177,488,000)	(177,692,000)

Total common stockholders’ deficit	(170,208,000)	(172,680,000)

Total liabilities and common stockholders’ deficit	$89,704,000	$94,899,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED AND RESTATED)

	Thirteen Weeks Ended
	March 26, 2001	April 1, 2002

REVENUES	$82,181,000	$81,845,000
RESTAURANT COSTS:
Food and beverage	27,140,000	27,509,000
Payroll	22,642,000	24,607,000
Direct operating	20,397,000	20,276,000
Depreciation and amortization	2,152,000	1,909,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,466,000	2,335,000

Operating profit	7,384,000	5,209,000

INTEREST EXPENSE, net	4,244,000	5,389,000

Income (loss) before provision for income taxes	3,140,000	(180,000)

PROVISION FOR INCOME TAXES	119,000	24,000

Net income (loss)	$3,021,000	$(204,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED AND RESTATED)

	March 26, 2001	April 1, 2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$81,888,000	$81,984,000
Cash paid to suppliers and employees	(75,963,000)	(72,796,000)
Interest paid, net	(8,378,000)	(487,000)
Income tax paid, net	(119,000)	(24,000)
Net cash provided by (used in) continuing operating activities	(2,572,000)	8,677,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(220,000)	(824,000)
Net (increase) decrease in other assets	18,000	(7,000)
Proceeds from disposition of assets	(19,000)	—
Net cash (used in) investing activities	(221,000)	(831,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(89,000)	(95,000)
Payments on capital lease obligations	(179,000)	(191,000)
Net cash (used in) financing activities	(268,000)	(286,000)

NET INCREASE / (DECREASE) FROM CONTINUING OPERATIONS	(3,061,000)	7,560,000

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(937,000)	(378,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,998,000)	7,182,000

CASH, at beginning of period	8,532,000	10,053,000

CASH, at end of period	$4,534,000	$17,235,000

RECONCILIATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$3,021,000	$(204,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by / (used in) continuing operating activities:

Depreciation and amortization	2,152,000	1,909,000
Amortization of deferred gain	(50,000)	(50,000)
Amortization of non-cash interest expense	—	467,000
(Increase) decrease in current assets:
Accounts and notes receivable, net	(293,000)	139,000
Inventories	(272,000)	(90,000)
Prepaid expenses	1,124,000	860,000
Increase (decrease) in current liabilities:
Accounts payable	2,137,000	3,553,000
Accrued liabilities	(4,815,000)	(4,270,000)
Accrued insurance	(574,000)	462,000
Accrued interest	(4,134,000)	4,435,000
Accrued payroll	(868,000)	1,466,000

Net cash provided by (used in) continuing operating activities	(2,572,000)	8,677,000

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

2.                                       RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  The financial statements for the fiscal periods ending April 1, 2002 and March 26, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.

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

4.                                       SALE OF STOCK TO SPECTRUM RESTAURANT GROUP

In June 2000, we sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.) effective June 26, 2000 (the “Stock Sale”). There was no gain or loss recorded because of the related-party nature of the Stock Sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc.  Concurrent with the Stock Sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million was charged as a result of the Stock Sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at approximately $12.6 million, associated with the operating restaurants that were sold.  The amount of estimated liabilities related to the Stock Sale remaining at April 1, 2002 was approximately $147,000.

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

5.                                       INCOME TAXES

The tax provision against the pre-tax income in 2002 and in 2001 consisted of certain state income taxes and estimated Federal income tax.  We previously established a valuation allowance against net-operating-loss carryforwards.

6.                                       PREFERRED STOCK

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

7.                                       SUBSIDIARY GUARANTORS

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

8.                                       INSURANCE

We self-insure certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk. The policy deductibles are $120,000 for annual medical and dental benefits per person. Reserves for losses are established based upon presently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

9.                                       FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q are forward-looking regarding cash flows from operations, restaurant openings, capital requirements, and other matters. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, governmental regulations, and inflation.

10.                                 NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.  144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FASB Statement No.144 retains FASB Statement No. 121’s “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed,” fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale.  FASB Statement No.  144 has not had a material impact on our financial position or results of operations, although it may in future periods.  Statement No.  144 is effective for fiscal years beginning after December 15, 2001.

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

Results of Operations

Thirteen weeks ended March 26, 2001 and April 1, 2002:

Revenues.  Total revenues decreased slightly to $81.8 million in the first quarter of 2002 from $82.2 million in the first quarter of 2001.  The 103 base same-store sales decreased by 3.1% in the first quarter of 2002 compared to 2001. Significantly, of this unfavourable variance, customer counts accounted for only 0.3%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease.  There were 108 Black Angus restaurants operating as of April 1, 2002 and 105 Black Angus restaurants operating as of March 26, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased to 33.6% in the first quarter of 2002 from 33.0% in the first quarter of 2001.  The increase relates primarily to higher produce costs and the increase in the sales mix of “product promotional bundles” advertised on television.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.1% in the first quarter of 2002 from 27.6% in the first quarter of 2001.  The increase is primarily from higher labor-related costs for vacation, medical/dental, and employee incentives.

Direct Operating Costs (restated):  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs remained constant at 24.8% in the first quarter of 2002 and 2001.

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

General and Administrative Expenses.  General and administrative expenses decreased to $2.3 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001.  The decrease is from continued reduction of corporate expenses.

Operating Profit.  As a result of the above items, operating profit decreased to $5.2 million in the first quarter of 2002 from $7.4 million in the first quarter of 2001. As a percentage of revenues, operating profit decreased to 6.4% in the first quarter of 2002 compared to 9.0% in the first quarter of 2001.

Interest Expense – Net. Our interest expense increased to $5.4 million in the first quarter of 2002 from $4.2 million in the first quarter of 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

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

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At April 1, 2002, our working-capital deficit was $20.8 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $0.8 million through the first half of 2002 and $0.2 million through the half of 2001.  We estimate that capital expenditures in 2002 will be approximately $5.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and

November 1 through November 2006. Accordingly, we made an interest payment of $9,353,683 on May 1, 2002.

We have an additional $2.7 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

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

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Paid in Q1- 2002

Remainder of Fiscal 2002

Fiscal Years 2003&2004

Fiscal Years 2005&2006

Fiscal Years Beyond 2006

Total Remaining

Long-Term Debt- Interest on Notes	$196	18,800	37,404	37,208	0	$93,608
Long-Term Debt-Other	$103	299	3,476	161,867	949	$166,694
Capital Leases	$268	809	1,092	464	1,115	$3,748
Operating Leases	$5,038	12,047	34,189	28,528	180,276	$260,078
Employment Agreements	$0	500	0	0	0	$500
Total Contractual Cash	$5,605	$32,455	$76,161	$228,067	$182,340	$524,628

Preferred stock dividends of 4,181 shares were issued on February 15, 2002.  There were 61,052 shares of preferred stock outstanding and accrued at April 1, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003. If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Although we are highly leveraged, based upon current levels of operations and anticipated growth, we expect that cash flows generated from operations together with our other available sources of liquidity will be adequate to make required payments of principal and interest on our indebtedness, to make anticipated capital expenditures, and to finance working-capital requirements for the next several years. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FASB Statement No. 144 retains FASB Statement No. 121’s “Accounting of the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” fundamental provisions for the: (1) recognition and measurement of impairment of long-lived assets to be held and used; and (2) measurement of long-lived assets to be disposed of by sale.  FASB Statement No. 144 has not had a material impact on our financial position or results of operations, although it may in future periods.  Statement No. 144 is effective for fiscal years beginning after December 15, 2001.

Critical Accounting Policies

Revenue Recognition.  We recognize revenue based upon sales to customers in our restaurants at the time that meals and related services are provided.  No revenue is recognized in advance of services being provided.  Because of the nature of our business, refunds on services provided are minimal and infrequent.  The majority of sales are paid for in cash or by major credit card and, therefore, collection risk for unpaid amounts is considered to be low.  We sell gift certificates for use in our restaurants, but only recognize revenue at the time the services are actually rendered.  We do not believe that there are other acceptable methods of accounting for our revenue that would cause revenue recognized in any particular period to be materially different than the amounts that we have reported.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $37.0 million and $34.1 million against the entire amount of our deferred tax assets as of the fiscal year-end 2000 and 2001, respectively. The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.  Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit (provision) of $1,903,000, ($2,655,000), and $1,035,000  would have been recognized in the statement of operations for the fiscal year-end 1999, 2000, and 2001, respectively.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

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

N/A

ITEM 5.                     OTHER INFORMATION

N/A

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K

(a)           List of Exhibits

Exhibit No.             Description

99.1                         Certificate of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date: November 14, 2002	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President

Date: November 14, 2002	By:	/s/ William G. Taves

William G. Taves
Chief Financial Officer

CERTIFICATION

I, Ralph S. Roberts, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of American Restaurant Group, Inc;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 14, 2002

/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer

CERTIFICATION

I, William G. Taves, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of American Restaurant Group, Inc;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 14, 2002

/s/ William G. Taves
William G. Taves
Chief Financial Officer