Form 10-Q/A
period 2002-04-01
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Yes  ☒    No

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of May 6, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

INDEX

PART I.	FINANCIAL INFORMATION

PLEASE NOTE:  THESE INTERIM FINANCIAL STATEMENTS WERE NOT REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTANTS IN ACCORDANCE WITH THE REQUIREMENT OF STATEMENT ON AUDITING STANDARDS #71, ALTHOUGH SUCH A REVIEW IS REQUIRED.

ITEM 1.	FINANCIAL STATEMENTS:

Consolidated Condensed Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Condensed Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART I.        FINANCIAL INFORMATION

EXPLANATORY NOTE

ARTHUR ANDERSEN LLP PERFORMED THE AUDIT OF OUR FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.  BECAUSE OF A CHANGE IN OUR INDEPENDENT AUDITORS, OUR NEW INDEPENDENT AUDITORS HAVE NOT YET COMPLETED A REAUDIT OF OUR FINANCIAL STATEMENTS FOR THAT YEAR.  CONSEQUENTLY, THEY WERE NOT ABLE TO PERFORM A REVIEW OF THE INTERIM FINANCIAL STATEMENTS INCLUDED IN THIS REPORT IN ACCORDANCE WITH THE REQUIREMENTS OF STATEMENT ON AUDITING STANDARDS NO. 71 (“SAS 71”), ALTHOUGH SUCH A REVIEW IS REQUIRED.

Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. Because the accompanying financial statements were not reviewed to this standard, the Company's Chief Executive Officer and Chief Financial Officer are unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act, except as modified and conditioned by the disclosures made in this Report.  When such review is concluded by the Company’s new independent accountants, accounting errors or inaccuracies might be discovered by such new auditors and require correction.

ITEM 1.        FINANCIAL STATEMENTS:

We file this Amendment No. 2 to report that the restated interim financial statements included in Amendment No. 1 were not reviewed by our independent public accountants in accordance with the requirement of SAS 71.  We disclose this fact, and correspondingly condition the officer certifications. We also make grammatical corrections.  The figures previously reported in the unaudited interim financial statements included in Amendment No. 1 are not changed in this filing.

Amendment No.1 to Form 10-Q was filed to amend certain financial statements and related disclosures in the Quarterly Report on Form 10-Q for the registrant’s quarter ended April 1, 2002 originally filed on May 10, 2002 (the “Original Filing”).  The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  The financial statements for the fiscal periods ending April 1, 2002 and March 26, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.  We also revised Note 8-Insurance to adjust the deductible and self-insured limits and made grammatical changes in this amended report.

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

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PLEASE NOTE:  THESE INTERIM FINANCIAL STATEMENTS WERE NOT REVIEWED BY OUR INDEPENDENT PUBLIC ACCOUNTANTS IN ACCORDANCE WITH THE REQUIREMENT OF STATEMENT ON AUDITING STANDARDS #71, ALTHOUGH SUCH A REVIEW IS REQUIRED.

1.                                       MANAGEMENT’S OPINION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X, except with respect to the fact that a review was not performed by our independent public accountants in accordance with the requirement of SAS 71, although such a review is required.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 31, 2001 and April 1, 2002, and the results of our operations for the thirteen weeks ended March 26, 2001 and April 1, 2002 and our cash flows for the thirteen weeks ended March 26, 2001 and April 1, 2002.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date: November 15, 2002	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President

Date: November 15, 2002	By:	/s/ William G. Taves

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

Date: November 15, 2002

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

Date: November 15, 2002

/s/ William G. Taves
William G. Taves
Chief Financial Officer