Form 10-Q/A
period 2002-07-01
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

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

AMERICAN RESTAURANT GROUP, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

This Amendment No.1 to Form 10-Q is filed to amend certain financial statements and related disclosures in the Quarterly Report on Form 10-Q for the registrant’s quarter ended July 1, 2002 originally filed on August 15, 2002 (the “Original Filing”).  The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  The financial statements for the fiscal periods ending July 1, 2002 and June 24, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.  We also revised Note 8-Insurance to adjust the deductible and self-insured limits and made grammatical changes in this amended report.

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

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND JULY 1, 2002

(unaudited)

	December 31, 2001	July 1, 2002
		(as restated)
ASSETS

CURRENT ASSETS:
Cash	$10,053,000	$7,225,000
Accounts and notes receivable, net	4,071,000	3,424,000
Inventories	3,040,000	2,966,000
Prepaid expenses	3,002,000	2,056,000

Total current assets	20,166,000	15,671,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,598,000	2,598,000
Buildings and leasehold improvements	69,858,000	72,426,000
Fixtures and equipment	48,914,000	49,890,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	2,517,000	810,000

Property and Equipment	131,180,000	133,017,000
Less – Accumulated depreciation	80,077,000	82,924,000

Net property and equipment	51,103,000	50,093,000

OTHER ASSETS, NET:	18,435,000	17,686,000

Total assets	$89,704,000	$83,450,000

The accompanying notes are an integral part of these consolidated condensed statements.

(consolidated condensed balance sheets continued on the following page)

	December 31, 2001	July 1, 2002
		(as restated)
LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,528,000	$10,254,000
Accrued liabilities	12,849,000	8,813,000
Accrued insurance	3,232,000	3,880,000
Accrued interest	3,447,000	3,385,000
Accrued payroll costs	4,853,000	5,171,000
Current portion of obligations under capital leases	796,000	842,000
Current portion of long-term debt	402,000	3,632,000
Liabilities from discontinued operations	525,000	36,000

Total current liabilities	38,632,000	36,013,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,366,000
Long-term debt, net of unamortized discount	157,272,000	154,780,000

Total long-term liabilities	159,071,000	156,146,000

DEFERRED GAIN	3,990,000	3,889,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 63,299 shares outstanding and accrued at July 1, 2002	58,219,000	62,834,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and July 1, 2002	1,000	1,000
Paid-in capital	7,279,000	2,664,000
Accumulated deficit	(177,488,000)	(178,097,000)

Total common stockholders’ deficit	(170,208,000)	(175,432,000)

Total liabilities and common stockholders’ deficit	$89,704,000	$83,450,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS  ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED AND RESTATED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2001	July 1, 2002	June 25, 2001	July 1, 2002

REVENUES	$76,296,000	$74,626,000	$158,477,000	$156,471,000

RESTAURANT COSTS:
Food and beverage	26,013,000	24,612,000	53,153,000	52,121,000
Payroll	21,620,000	22,104,000	44,262,000	46,711,000
Direct operating	19,910,000	18,525,000	40,307,000	38,801,000
Depreciation and amortization	2,178,000	1,754,000	4,330,000	3,663,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,304,000	2,485,000	4,770,000	4,820,000

Operating profit	4,271,000	5,146,000	11,655,000	10,355,000

INTEREST EXPENSE, net	4,247,000	5,518,000	8,491,000	10,907,000

Income (loss) before provision For income taxes	24,000	(372,000)	3,164,000	(552,000)

PROVISION FOR INCOME TAXES	44,000	33,000	163,000	57,000

Net income (loss)	$(20,000)	$(405,000)	$3,001,000	$(609,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED AND RESTATED)

	June 25, 2001	July 1, 2002

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$157,531,000	$157,118,000
Cash paid to suppliers and employees	(149,014,000)	(146,878,000)
Interest paid, net	(8,486,000)	(10,036,000)
Income tax paid, net	(163,000)	(57,000)
Net cash provided by (used in) continuing operating activities	(132,000)	147,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,171,000)	(1,902,000)
Net (increase) decrease in other assets	51,000	(2,000)
Net cash (used in) investing activities	(1,120,000)	(1,904,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(200,000)	(195,000)
Payments on capital-lease obligations	(340,000)	(387,000)
Net cash (used in) financing activities	(540,000)	(582,000)

NET (DECREASE) FROM CONTINUING OPERATIONS	(1,792,000)	(2,339,000)

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(1,715,000)	(489,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,507,000)	(2,828,000)

CASH, at beginning of period	8,532,000	10,053,000

CASH, at end of period	$5,025,000	$7,225,000

RECONCILIATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES:

Net income (loss)	$3,001,000	$(609,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:

Depreciation and amortization	4,330,000	3,663,000
Amortization of deferred gain	(101,000)	(101,000)
Amortization of non-cash interest expense	—	933,000
(Increase) decrease in current assets:
Accounts and notes receivable, net	(946,000)	647,000
Inventories	(326,000)	74,000
Prepaid expenses	1,044,000	946,000
Increase (decrease) in current liabilities:
Accounts payable	452,000	(2,274,000)
Accrued liabilities	(5,415,000)	(4,036,000)
Accrued insurance	(137,000)	648,000
Accrued interest	5,000	(62,000)
Accrued payroll	(2,039,000)	318,000

Net cash provided by (used in) continuing operating activities	(132,000)	147,000

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

2.                                      RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  The financial statements for the fiscal periods ending July 1, 2002 and June 24, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.

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

Results of Operations

Thirteen weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenues decreased slightly to $74.6 million in the first quarter of 2002 from $76.3 million in the first quarter of 2001.  In the 103 base stores, sales decreased by 5.1% in the second quarter of 2002 compared to the second quarter of 2001.  There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased to 33.0% in the second quarter of 2002 from 34.1% in the second quarter of 2001.  The decrease relates primarily to favorable raw material costs.

Payroll Costs.  As a percentage of revenues, labor costs increased to 29.6% in the second quarter of 2002 from 28.3% in the second quarter of 2001.  The increase is primarily from the minimum-wage rate increase in 2002 and increased management expense for four new units.

Direct Operating Costs (restated):  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to at 24.8% in the second quarter of 2002 from 26.1% in the second quarter of 2001.The decrease is from lower advertising costs in 2002.

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

General and Administrative Expenses.  General and administrative expenses increased to $2.5 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001, primarily because of an increase in management-training expense.

Operating Profit.  As a result of the above items, operating profit increased to $4.9 million in the second quarter of 2002 from $4.3 million in the second quarter of 2001.  As a percentage of revenues, operating profit decreased to 6.5% in the second quarter of 2002 compared to 5.6% in the second quarter of 2001.

Interest Expense – Net. Our interest expense increased to $5.5 million in the second quarter of 2002 from $4.2 million in the first quarter of 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the second quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Twenty-six weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenue decreased to $156.5 million in the first half of 2002 from $158.5 million in the first half of 2001. In the 103 base stores, sales decreased by 4.1% in the first half of 2002 compared to the first half of 2001. Significantly, of this unfavorable variance, customer counts accounted for only 0.1%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease. There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased slightly to 33.3% in the first half of 2001 from 33.5% in the first half of 2001.  This decrease reflects lower raw-material costs.

Payroll Costs.  As of percentage of revenues, labor costs increased to 29.9% in the first half of 2002 from 27.9% in the first half of 2001. The increase is primarily from higher labor-related costs for vacation, medical/dental, employee incentives, and minimum wage rate increases in 2002.

Direct Operating Costs (restated):  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to 24.8% in the first half of 2002 from 25.4% in the first half of 2001.  The savings relate to energy-conservation measures and general liability costs from the first quarter of 2002 and decreased advertising costs in the second quarter of 2002.

Depreciation and Amortization.  Depreciation and amoritzation consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased 2.3% in the first half of 2002 from 2.7% in the first half of 2001.  The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expense.  General and administrative expenses were flat at $4.8 million in the first half of each of 2002 and 2001.

Operating Profit.  As a result of the above items, operating profit decreased to $10.4 million in the first half of 2002 from $11.7 million in the first half of 2001.  As a percentage of revenues, operating profit decreased to 6.6% in the first half of 2002 compared to 7.4% in the first half of 2001.

Interest Expense — Net.  Our interest expense increased to $10.9 million in the first half of 2002 from $8.5 million in the first half of 2001.  The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first half of 2001 ($142.6 million face value) at the same interest rate (11.5%)

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of July 1, 2002, we had approximately $7.2 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At July 1, 2002, our working-capital deficit was $20.3 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $1.9 million through the first half of 2002 and $1.2 million through the first half of 2001.  We estimate that capital expenditures in 2002 will be approximately $5.0 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

The principal elements of the Refinancing were: (a) the Exchange (approximately $124 million aggregate principal amount of Old Notes were exchanged for approximately $132 million aggregate principal amount New Notes); (b) the Offering (the issuance of $30 million aggregate principal amount of New Notes); (c) the consent of the holders of our outstanding preferred stock to amend the terms of the preferred stock to provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, then the preferred stock will automatically be redeemed for shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; to eliminate provisions that allow the holders to exchange preferred stock for new subordinate debt; and to amend the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes,; and, (d) the consent of the lender under our former revolving credit facility (“Old Credit Facility”) to permit the issuance of the New Notes and any other aspects of the Refinancing requiring the lender’s consent.

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

We have an additional $2.5 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

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

The Company and its direct subsidiaries do not guaranty the debt of any other parties.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Paid in Q1&2– 2002	Remainder of Fiscal 2002	Fiscal Years 2003&2004	Fiscal Years 2005&2006	Fiscal Years Beyond 2006	Total Remaining
Long-Term Debt –Interest on Notes	$9,550	9,498	37,404	37,208	0	$93,660
Long-Term Debt –Other	$195	207	3,476	161,867	949	$166,694
Capital Leases	$387	690	1,092	464	1,115	$3,748
Operating Leases	$9,595	9,595	34,189	28,528	180,276	$262,183
Employment Agreements	$0	500	0	0	0	$500
Total Contractual Cash	$19,727	$20,490	$76,161	$228,067	$182,340	$526,785

Preferred stock dividends of 4,181 shares were issued on February 15, 2002.  There were 63.299 shares of preferred stock outstanding and accrued at July 1, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003.  If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $34.1 million and $33.7 million against the entire amount of our deferred tax assets as of the fiscal year ended 2001 and as of the fiscal quarter ended July 1, 2002, respectively.  The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.  Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit $1,036,000 would have been recognized in the statement of operations for fiscal year ended 2001.

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