Form 10-Q/A
period 2002-07-01
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

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

Consolidated Condensed Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Condensed Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

Rule 10-01(d) of Regulation S-X requires interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant. Because the accompanying financial statements were not reviewed to this standard, the Company’s Chief Executive Officer and Chief Financial Officer are unable to make the certifications required by Section 906 of the Sarbanes-Oxley Act, except as modified and conditioned by the disclosures made in this Report.  When such review is concluded by the Company’s new independent accountants, accounting errors or inaccuracies might be discovered by such new auditors and require correction.

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