Form 10-Q
period 2002-09-30
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of November 4, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

(unaudited)

	December 31, 2001	September 30, 2002

ASSETS

CURRENT ASSETS:
Cash	$10,053,000	$10,076,000
Accounts and notes receivable, net	4,071,000	4,533,000
Inventories	3,040,000	2,864,000
Prepaid expenses	3,002,000	2,122,000

Total current assets	20,166,000	19,595,000

PROPERTY AND EQUIPMENT:
Land and land improvements	2,598,000	2,598,000
Buildings and leasehold improvements	69,858,000	72,368,000
Fixtures and equipment	48,914,000	48,589,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	2,517,000	641,000

Property and Equipment	131,180,000	131,489,000
Less – Accumulated depreciation	80,077,000	82,299,000

Net property and equipment	51,103,000	49,190,000

OTHER ASSETS, NET:	18,435,000	17,856,000

Total assets	$89,704,000	$86,641,000

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$12,528,000	$11,631,000
Accrued liabilities	12,849,000	9,007,000
Accrued insurance	3,232,000	3,800,000
Accrued interest	3,447,000	7,937,000
Accrued payroll costs	4,853,000	5,320,000
Current portion of obligations under capital leases	796,000	773,000
Current portion of long-term debt	402,000	3,541,000
Liabilities from discontinued operations	525,000	0

Total current liabilities	38,632,000	42,009,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,233,000
Long-term debt, net of unamortized discount	157,272,000	155,239,000

Total long-term liabilities	159,071,000	156,472,000

DEFERRED GAIN	3,990,000	3,839,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 65,630 shares outstanding and accrued at September 30, 2002	58,219,000	65,265,000

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and September 30, 2002	1,000	1,000
Paid-in capital	7,279,000	233,000
Accumulated deficit	(177,488,000)	(181,178,000)

Total common stockholders’ deficit	(170,208,000)	(180,944,000)

Total liabilities and common stockholders’ deficit	$89,704,000	$86,641,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2001

AND SEPTEMBER 30, 2002

(UNAUDITED)

EXPLANATORY NOTE: As described in Note 2 to the financial statements — Restatement of Quarterly Financial Statements, the Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  Accordingly, the quarterly prior periods of 2001 and 2002 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2001	September 30, 2002	September 24, 2001	September 30, 2002
	(as restated)		(as restated)

REVENUES	$68,331,000	$70,051,000	$226,808,000	$226,522,000

RESTAURANT COSTS:
Food and beverage	22,449,000	23,267,000	75,602,000	75,388,000
Payroll	20,661,000	21,651,000	64,923,000	68,362,000
Direct operating	16,187,000	17,947,000	56,495,000	56,748,000
Depreciation and amortization	2,148,000	1,864,000	6,478,000	5,527,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,428,000	2,717,000	7,198,000	7,538,000

Operating profit	4,458,000	2,605,000	16,112,000	12,959,000

INTEREST EXPENSE, net	4,310,000	5,451,000	12,801,000	16,358,000

Income (loss) before provision For income taxes	148,000	(2,846,000)	3,311,000	(3,399,000)

PROVISION FOR INCOME TAXES	21,000	9,000	183,000	66,000

Income / (loss) from continuing operations	127,000	(2,855,000)	3,128,000	(3,465,000)

NET (LOSS) FROM DISCONTINUED OPERATIONS	0	(225,000)	0	(225,000)

Net Income (Loss)	$127,000	$(3,080,000)	$3,128,000	$(3,690,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2001 AND SEPTEMBER 30, 2002

(UNAUDITED)

	September 24, 2001	September 30, 2002
	(as restated)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Cash received from customers	$226,056,000	$226,060,000
Cash paid to suppliers and employees	(212,900,000)	(210,835,000)
Interest paid, net	(16,936,000)	(10,468,000)
Income tax paid, net	(183,000)	(66,000)
Net cash provided by (used in) continuing operating activities	(3,963,000)	4,691,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,876,000)	(2,491,000)
Proceeds from disposition of assets	25,000
Net (increase) decrease in other assets	14,000	(544,000)

Net cash (used in) investing activities	(1,837,000)	(3,035,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (Payments) on indebtedness	3,705,000	(294,000)
Payments on capital-lease obligations	(520,000)	(589,000)

Net cash provided by (used in) financing activities	3,185,000	(883,000)

NET INCREASE (DECREASE) FROM CONTINUING OPERATIONS	(2,615,000)	773,000

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(2,067,000)	(750,000)

NET CHANGE IN CASH, CURRENT PERIOD	(4,682,000)	23,000

CASH, at beginning of period	8,532,000	10,053,000

CASH, at end of period	$3,850,000	$10,076,000

RECONCILIATION OF NET INCOME (LOSS) FROM CONTINUING OPERATIONS TO NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$3,128,000	$(3,465,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	6,478,000	5,527,000
Amortization of deferred gain	(155,000)	(151,000)
Amortization of non-cash interest expense	—	1,400,000
(Increase) decrease in current assets:
Accounts and notes receivable, net	(752,000)	(462,000)
Inventories	(63,000)	176,000
Prepaid expenses	947,000	880,000
Increase (decrease) in current liabilities:
Accounts payable	(1,578,000)	(897,000)
Accrued liabilities	(5,201,000)	(3,842,000)
Accrued insurance	322,000	568,000
Accrued interest	(4,135,000)	4,490,000
Accrued payroll	(2,954,000)	467,000

Net cash provided by (used in) continuing operating activities	(3,963,000)	4,691,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                       MANAGEMENT’S OPINION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to state fairly our financial position as of December 31, 2001 and September 30, 2002, and the results of our operations for the thirteen weeks and thirty-nine weeks ended September 24, 2001 and September 30, 2002 and our cash flows for the thirty-nine weeks ended September 24, 2001 and September 30, 2002.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

2.                                       RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company changed its policy for accounting for advertising costs in its interim periods to conform to the accounting applied at its fiscal year end.  Management believes this accounting more accurately reflects the matching of costs and benefits during the interim periods.  Accordingly, financial statements for the fiscal period ending September 24, 2001 are restated to reflect the change.  Advertising costs reported within the financial position and results of operations for the fiscal year ended December 31, 2001 are unchanged.

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

Management believes the Refinancing will also allow us to continue to effect changes in our operations and has implemented measures to reduce overhead costs. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

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

We are currently working to settle these liabilities.  Any adjustment to the recorded balance, as a result of such settlement, will be recognized when the amount becomes known.  For the thirteen weeks ended September 30, 2002, the Company recognized $225,000 as a loss from discontinued operations for the expenses paid beyond the $12.6 million liability ceiling.  We believe these costs paid, as well as any future costs paid related to these retained assets and liabilities, are the responsibility of Spectrum Restaurant Group, Inc.  Until a settlement is reached, additional payments will also to be charged as a loss from discontinued operations as incurred.

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

We issued preferred stock dividends of 4,495 shares on August 15, 2002.  At September 30, 2002, we had 65,630 preferred shares outstanding and accrued.

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

9.                                     GOODWILL AND INTANGIBLES

The Company adopted SFAS No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $325,000, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. In accordance with the provisions of SFAS No. 142, the Company reclassified $5.6 million net from intangible assets to goodwill relating to assembled workforce and acquisition costs related to the original 1986 acquisition of Stuart Anderson’s from Saga Corporation. The Company completed the first step of the transitional goodwill-impairment test in the first quarter of 2002 and determined that no potential impairment existed. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.  The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $1.5 million for fiscal 2002 and estimated thereafter to be $1.0 million each for fiscal years 2003, 2004, and 2005. Amortization of intangibles for the thirty-nine weeks ended September 30, 2002 was approximately $1.1 million.

10.                               NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ( FASB ) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections.  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No.  13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities  ( SFAS 146 ). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

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

Results of Operations

Thirteen weeks ended September 24, 2001 and September 30, 2002:

Revenues.  Total revenues increased to $70.1 million in the third quarter of 2002 from $68.3 million in the third quarter of 2001. The revenue increase is from the four additional stores opened in 2001. In the 103 base stores, sales decreased by 0.4% in the third quarter of 2002 compared to the third quarter of 2001. Lunch counts were positive 3.3% and dinner counts were positive 1.5%; this is offset, however, by a lower average check from the sale of “more casual” lower-priced items on the menu. There were 109 Black Angus restaurants operating as of September 30, 2002 and 105 Black Angus restaurants operating as of September 24, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased to 33.2% in the third quarter of 2002 from 32.9% in the third quarter of 2001.  The increase in 2002 relates to a shift in product mix to lower-margin promotional items.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.9% in the third quarter of 2002 from 30.2% in the third quarter of 2001.  The increase is primarily from the minimum-wage rate increase in 2002.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased to 25.6% in the third quarter of 2002 from 23.7% in the third quarter of 2001.  The increase is largely from higher rental expense for the additional four new restaurants operating during the third quarter.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.7% in the third quarter of 2002 from 3.1% in the third quarter of 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses increased to $2.7 million in the third quarter of 2002 from $2.4 million in the third quarter of 2001, primarily because of an increase in management-training expense.

Operating Profit.  As a result of the above items, operating profit decreased to $2.6 million in the third quarter of 2002 from $4.5 million in the third quarter of 2001. As a percentage of revenues, operating profit decreased to 3.7% in the third quarter of 2002 compared to 6.5% in the third quarter of 2001.

Interest Expense - Net. Our interest expense increased to $5.5 million in the third quarter of 2002 from $4.3 million in the third quarter of 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the third quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Loss from Discontinued Operations.  This account consists of the payments made pursuant to the Stock Sale that are above the liability ceiling, primarily rent for properties of former restaurants of the Non-Black Angus Subsidiaries sold to Spectrum Restaurant Group, Inc. The amount for the third quarter of 2002 is $225,000.  There was no such expense in the third quarter of 2001.

Thirty-nine weeks ended September 24, 2001 and September 30, 2002:

Revenues.  Total revenues decreased slightly to $226.5 million in 2002 from $226.8 million in 2001. In the 103 base stores, sales decreased by 3.0% in 2002 compared to 2001. Although lunch sales are positive 1.6%, dinner sales decreased from a decline in dinner counts.  Average check also declined with the introduction of more casual “value” items on the dinner menu. There were 109 Black Angus restaurants operating as of September 30, 2002 and 105 Black Angus restaurants operating as of September 24, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs remained constant at 33.3% in 2002 and 2001.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.2% in 2002 from 28.6% in 2001.  The increase is primarily from higher labor-related costs for vacation, employee incentives, and minimum-wage rate increases in 2002.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased slightly to 25.1% in 2002 from 24.9% in 2001. The savings related to energy-conservation measures and general liability costs were offset by an increase in rental expense for the additional restaurants operating in 2002.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.4% in 2002 from 2.9% in 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses increased slightly to $7.5 million in 2002 from $7.2 million in 2001, primarily because of an increase in management-training expense.

Operating Profit.  As a result of the above items, operating profit decreased to $13.0 million in 2002 from $16.1 million in 2001.  As a percentage of revenues, operating profit decreased to 5.7% in 2002 compared to 7.1% in 2001.

Interest Expense - Net. Our interest expense increased to $16.4 million in 2002 from $12.8 million in 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to 2001 ($142.6 million face value) at the same interest rate (11.5%).

Loss from Discontinued Operations.  This account consists of the payments made pursuant to the Stock Sale that are above the liability ceiling, primarily rent for properties of former restaurants of the Non-Black Angus Subsidiaries sold to Spectrum Restaurant Group, Inc. The amount for 2002 is $225,000.  There was no such expense in 2001.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of September 30, 2002, we had approximately $10.1 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At September 30, 2002, our working-capital deficit was $22.4 million.

We estimate that capital expenditures of $2.0 million to $5.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $2.5 million through the third quarter of 2002 and $1.9 million through the third quarter of 2001.  We estimate that capital expenditures in 2002 will be approximately $3.8 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

$3,410,000 of the Old Notes were outstanding at September 30, 2002.  Under the Old Notes, we are obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made an interest payment of $196,075 on August 15, 2002.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. Accordingly, we made an interest payment of $9,302,005 on November 1, 2002.

We have an additional $2.3 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of September 30, 2002, we had approximately $7.7 million of letters of credit outstanding and no borrowings, leaving approximately $7.3 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005. An amendment to the Company's New Credit Facility effective November 13, 2002 is disclosed in our Form 8-K filed November 14, 2002.

The Company and its direct subsidiaries do not guaranty the debt of any other parties.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Paid in Q1, 2, & 3 2002

Remainder of Fiscal 2002

Fiscal Years 2003&2004

Fiscal Years 2005&2006

Fiscal Years Beyond 2006

Total Remaining

Long-Term Debt - Interest on Notes	$9,694	9,354	37,404	37,208	0	$93,660
Long-Term Debt - Other	$294	108	3,476	161,867	949	$166,694
Capital Leases	$589	488	1,092	464	1,115	$3,748
Operating Leases	$14,512	4,932	34,189	28,528	180,276	$262,437
Employment Agreements	$0	500	0	0	0	$500
Total Contractual Cash	$25,089	$15,382	$76,161	$228,067	$182,340	$527,039

Preferred stock dividends of 4,181 and 4,495 shares were issued on February 15, 2002 and August 15, 2002 respectively.  There were 65,630 shares of preferred stock outstanding and accrued at September 30, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003. If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $34.1 million and $34.8 million against the entire amount of our deferred tax assets as of the fiscal year ended 2001 and as of the fiscal quarter ended September 30, 2002, respectively. The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.  Had we assumed that our deferred tax assets were fully realizable, a deferred tax benefit of $1,036,000 would have been recognized in the statement of operations for the fiscal year ended 2001.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of September 30, 2002 has not materially changed since December 31, 2001.  The market risk profile on December 31, 2001 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

In the quarter ended September 30, 2002, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective actions with regards to significant deficiencies and material weaknesses. We periodically review our internal control for effectiveness, and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II.                OTHER INFORMATION

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.                 OTHER INFORMATION

N/A

ITEM 6.                 EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

	Exhibit No.	Description

	99.1	Certificate of Chief Executive Officer and Chief Financial Officer

(b)	Form 8-K filed on August 9, 2002 - regarding change of independent accountants and amendment to our revolving credit facility

(c)	Form 8-K filed on September 4, 2002 - regarding change of independent accountants

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date: November 14, 2002	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President

Date: November 14, 2002	By:	/s/ William G. Taves

William G. Taves
Chief Financial Officer

CERTIFICATION

I, Ralph S. Roberts, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Restaurant Group, Inc;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer

CERTIFICATION

I, William G. Taves, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of American Restaurant Group, Inc;

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

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William G. Taves
William G. Taves
Chief Financial Officer