Form 10-Q/A
period 2002-09-30
AMERICAN RESTAURANT GROUP INC
filed 2002-11-15
CIK 853083

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

Consolidated Condensed Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Condensed Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

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

ITEM 1.       FINANCIAL STATEMENTS:

We file this Amendment No. 1 to Form 10-Q to report that the restated interim financial statements included in the Form 10-Q for the registrant’s quarter ended September 30, 2002 as originally filed  were not reviewed by our independent public accountants in accordance with the requirement of SAS 71.  We disclose this fact, and correspondingly condition the officer certifications. We also make grammatical corrections.  The figures previously reported in the unaudited interim financial statements included in the Form 10-Q are not changed in this filing.

In order to preserve the nature and character of the disclosures as originally filed, this Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report on Form 10-Q on November 14, 2002, and the Company has not updated the disclosures in this report to speak as of a later date.  All information contained in this report is subject to updating and supplementing as provided in the Company’s periodic reports filed with the Securities and Exchange Commission.

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