Form 10-Q/A
period 2002-04-01
AMERICAN RESTAURANT GROUP INC
filed 2003-03-31
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of May 6, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.        FINANCIAL INFORMATION

EXPLANATORY NOTE

THIS AMENDMENT NO. 3 TO FORM 10-Q IS FILED TO AMEND CERTAIN FINANCIAL STATEMENTS AND RELATED DISCLOSURES IN THE QUARTERLY REPORT ON FORM 10-Q FOR THE REGISTRANT’S QUARTER ENDED APRIL 1, 2002.  AMERICAN RESTAURANT GROUP, INC. (THE “COMPANY”) HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDING MARCH 26, 2001, DECEMBER 31, 2001, AND APRIL 1, 2002.  THE RESTATEMENT OF THE COMPANY’S FINANCIAL STATEMENTS FOR THE PERIODS ENDING MARCH 26, 2001 AND APRIL 1, 2002 ARE DESCRIBED WITHIN NOTE 2, “RESTATEMENTS OF QUARTERLY FINANCIAL STATEMENTS.”

WE HAVE REVISED THE NARRATIVE TO REFLECT RELATED CORRECTIONS.  EXCEPT AS EXPLAINED IN THE NOTES, THIS REPORT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING.

ITEM 1.        FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND APRIL 1, 2002

	(Restated) December 31, 2001	(Restated and unaudited) April 1, 2002

ASSETS

CURRENT ASSETS:
Cash	$7,384,000	$13,015,000
Rebates and other receivables, net	2,985,000	3,298,000
Inventories	2,800,000	2,890,000
Prepaid expenses	3,002,000	2,142,000

Total current assets	16,171,000	21,345,000

PROPERTY AND EQUIPMENT, net:
Land and land improvements	834,000	803,000
Buildings and leasehold improvements	36,559,000	36,382,000
Fixtures and equipment	11,351,000	10,966.000
Property held under capital leases	1,060,000	972,000
Construction in progress	1,299,000	1,353,000

Net property and equipment	51,103,000	50,476,000

OTHER ASSETS, NET:	17,450,000	16,999,000

Total assets	$84,724,000	$88,820,000

	(Restated) December 31, 2001	(Restated and unaudited) April 1, 2002
LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,126,000	$14,106,000
Accrued liabilities	4,585,000	3,411,000
Gift-certificate liability	6,755,000	4,118,000
Self-insurance reserves	3,312,000	3,360,000
Accrued interest	3,447,000	7,882,000
Accrued occupancy costs	3,998,000	3,923,000
Accrued employee costs	4,207,000	4,626,000
Current portion of obligations under capital leases	796,000	819,000
Current portion of long-term debt	402,000	3,724,000
Liabilities from discontinued operations	525,000	147,000

Total current liabilities	39,153,000	46,116,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,585,000
Long-term debt, net of unamortized discount	157,272,000	154,322,000

Total long-term liabilities	159,071,000	155,907,000

DEFERRED GAIN ON SALE-LEASEBACK	3,990,000	3,940,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 61,052 shares outstanding and accrued at April 1, 2002	64,108,000	66,593,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and April 1, 2002	1,000	1,000
Paid-in capital	1,390,000	—
Accumulated (deficit)	(182,989,000)	(183,737,000)

Total common stockholders’ (deficit)	(181,598,000)	(183,736,000)

Total liabilities and common stockholders’ deficit	$84,724,000	$88,820,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED)

	Thirteen Weeks Ended
	(Restated) March 26, 2001	(Restated) April 1, 2002

REVENUES	$82,044,000	$81,816,000

RESTAURANT COSTS:
Food and beverage	27,140,000	27,057,000
Payroll	22,642,000	24,607,000
Direct operating	21,207,000	20,248,000
Depreciation and amortization	2,152,000	1,909,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,472,000	2,342,000

Operating profit	6,431,000	5,653,000

INTEREST EXPENSE, net	4,221,000	5,282,000

Income (Loss) before provision for income taxes	2,210,000	371,000

PROVISION FOR INCOME TAXES	119,000	24,000

Net Income (Loss)	2,091,000	347,000

Preferred stock dividends, issued and accrued	2,165,000	2,485,000

Loss to common stockholders	$(74,000)	$(2,138,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2001 AND APRIL 1, 2002

(UNAUDITED)

	(Restated) March 26, 2001	(Restated) April 1, 2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Income from continuing operations	$2,091,000	$347,000
Adjustments to reconcile net income from continuing operations to net cash provided by / (used in) continuing operating activities:
Depreciation and amortization	2,152,000	1,909,000
Amortization of deferred gain	(50,000)	(50,000)
Amortization of non-cash interest expense	—	467,000
Decrease in current assets	1,193,000	457,000
Increase (decrease) in current liabilities	(7,362,000)	3,996,000

Net cash provided by (used in) continuing operating activities	(1,976,000)	7,126,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(220,000)	(824,000)
Net (increase) decrease in other assets	18,000	(7,000)
Proceeds from disposition of assets	(19,000)
Net cash (used in) investing activities	(221,000)	(831,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(89,000)	(95,000)
Payments on capital lease obligations	(179,000)	(191,000)

Net cash (used in) financing activities	(268,000)	(286,000)

NET INCREASE / (DECREASE) FROM CONTINUING OPERATIONS	(2,465,000)	6,009,000

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(937,000)	(378,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,402,000)	5,631,000

CASH, at beginning of period	3,938,000	7,384,000

CASH, at end of period	$536,000	$13,015,000

Cash payments during the period:
Interest	$(8,322,000)	$(348,000)
Income taxes	(24,000)	(25,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

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

Although we believe that we included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 30, 2002, which restated the financial results for the fiscal year ended December 31, 2001.

2.               RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements as of and for the fiscal periods ended March 26, 2001, December 31, 2001, and April 1, 2002 are restated to correct the accounting of certain items.  Significant items are noted below.

The Company’s previous liability for gift certificates was understated. The Company corrected its accounting for its gift-certificate liability and adjusted the liability on the balance sheet.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to the gift-certificate liability of $2,408,000.  This adjustment decreased the net income for the thirteen weeks ended March 26, 2001 by $148,000 and increased the net loss for the thirteen weeks ended April 1, 2002 by $40,000.

In connection with the issuance of the Company’s preferred stock in 1998, the Company did not properly record the accretion of the redemption price due at maturity.  Accordingly, the Company has recorded an adjustment that increased the carrying amount on the balance sheet for preferred stock and correspondingly adjusted paid-in capital, accumulated deficit, and loss to common stockholders.  There was no impact to net income or loss in 2001 or 2002.

Certain deposits, previously reported as other assets at December 31, 2001 and earlier periods, no longer represented recoverable assets as of December 27, 1999.  The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to other assets of $985,000. There was no impact to net income or loss in 2001 or 2002.

The Company improperly recorded certain credit-card receivables and rebate receivables in 2001.  The Company reduced the carrying amount of the receivables on the balance sheet. The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to rebates and other receivables of $1,086,000.  This adjustment decreased net income for the thirteen weeks ended March 26, 2001 by $634,000 and decreased the net loss for the thirteen weeks ended April 1, 2002 by $452,000.

The Company incorrectly reduced an insurance accrual during the fiscal year ended December 25, 2000.  The Company adjusted the accrual accordingly.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to accrued liabilities of $352,000.

The Company previously recorded in the fiscal year ended December 31, 2001 certain interest income earned in the fiscal year ended December 25, 2000. The Company adjusted the recognition of the interest income accordingly. The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to cash of $544,000.  This adjustment increased the net income for the thirteen weeks ended March 26, 2001 by $56,000 and had no impact on the net loss for the thirteen weeks ended April 1, 2002.

The effects of the corrections to the Company’s consolidated financial statements as of December 31, 2001 and for the periods ended March 26, 2001 and April 1, 2002 are as follows (in thousands):

	As of December 31, 2001		(Unaudited) As of April 1, 2002
(in thousands)	As Previously Reported (1)	As Restated	As Previously Reported (1)	As Restated

ASSETS
CURRENT ASSETS:
Cash	$7,814	$7,384	$13,306	$13,015
Rebates and Other receivables, net	4,071	2,985	3,932	3,298
Inventories	3,040	2,800	3,130	2,890
Prepaid expenses	3,002	3,002	2,142	2,142
Total current assets	17,927	16,171	22,510	21,345

Net Property & Equipment	51,103	51,103	50,476	50,476
Net Other Assets	18,435	17,450	17,984	16,999
Total Assets	$87,465	$84,724	$90,970	$88,820

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,126	$11,126	$14,106	$14,106
Other Current liabilities	25,267	28,027	29,210	32,010
Total current liabilities	36,393	39,153	43,316	46,116

LONG-TERM LIABILITIES, net of current position	159,071	159,071	155,907	155,907

DEFERRED GAIN ON SALE-LEASEBACK	3,990	3,990	3,940	3,940

CUMULATIVE PREFERRED STOCK	58,219	64,108	60,487	66,593

COMMON STOCKHOLDERS’ (DEFICIT):
Common Stock	1	1	1	1
Paid-in capital	7,279	1,390	5,011	—
Accumulated (deficit)	(177,488)	(182,989)	(177,692)	(183,737)
Total common stockholders’ (deficit)	(170,208)	(181,598)	(172,680)	(183,736)

Total liabilities and common stockholders’ deficit	$87,465	$84,724	$90,970	$88,820

(1) Certain accounts have been reclassified to conform with the current period’s presentation.

	(Unaudited) Thirteen Weeks Ended March 26, 2001		(Unaudited) Thirteen Weeks Ended April 1, 2002

(in thousands)	As Previously Reported (1)	As Restated	As Previously Reported (1)	As Restated

REVENUES	$82,181	$82,044	$81,845	$81,816

RESTAURANT COSTS:
Food and beverage	27,140	27,140	27,509	27,057
Payroll	22,642	22,642	24,607	24,607
Direct operating	20,397	21,207	20,276	20,248
Depreciation and amortization	2,152	2,152	1,909	1,909

GENERAL AND ADMIN. EXPENSES	2,466	2,472	2,335	2,342

Operating profit from continuing operations	7,384	6,431	5,209	5,653

INTEREST EXPENSE, net	4,244	4,221	5,389	5,282

Income /(Loss) before provision for income taxes	3,140	2,210	(180)	371

PROVISION FOR INCOME TAXES	119	119	24	24

Net Income/(Loss)	3,021	2,091	(204)	347

Preferred stock dividends, issued and accrued	1,977	2,165	2,269	2,485

Loss to common stockholders	$1,044	$(74)	$(2,473)	$(2,138)

(1) Certain accounts have been reclassified to conform with the current period’s presentation.

3.                                       OPERATIONS AND REFINANCING

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

6.                                       SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q.  The subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company’s Old Notes and New Notes, and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company (issuer) on a consolidated basis, as the Company has no significant operations.

7.                                       INSURANCE

The Company self-insures certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk. The policy deductibles are $125,000 for annual medical and dental benefits per person. Reserves for losses are established based upon presently estimated obligations for the claim over time and the deductible or self-insured retention in place at the time of the loss.

8.                                       GOODWILL AND INTANGIBLES

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142 on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $331,000, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. The adoption reduced amortization expense by approximately $83,000 for the thirteen weeks ended April 1, 2002.  In accordance with SFAS No. 142, the Company reclassified $501,000 net from intangible assets to goodwill relating to acquisition costs connected with the 1987 acquisition of Stuart Anderson’s from Saga Corporation. The Company completed the first step of the transitional goodwill-impairment test in the first quarter of 2002 and determined that no potential impairment existed. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.  The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $1.5 million for fiscal 2002 and estimated thereafter to be $1.5 million each for fiscal years 2003, 2004, and 2005.  Amortization of intangibles for the thirteen weeks ended April 1, 2002 was approximately $0.4 million.

9.                                       NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No.  13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”  (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

10.                                 COMMITMENTS AND CONTINGENCIES

The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $500,000 per year and expires in 2002 unless extended.

The Company has been named as defendant in various lawsuits.  Management’s opinion is that the outcome of such litigation will not materially affect the Company's financial position, results of operations, or cash flows.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated financial statements as of December 31, 2001 and for the periods ended March 26, 2001 and April 1, 2002. (See “Restatement of Financial Statements” below.) The information set forth below should be read together with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

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

Results of Operations

Thirteen weeks ended March 26, 2001 and April 1, 2002:

Revenues.  Total revenues decreased slightly to $81.8 million in the first quarter of 2002 from $82.0 million in the first quarter of 2001.  The 103 base same-store sales decreased by 3.1% in the first quarter of 2002 compared to 2001. Significantly, of this unfavorable variance, customer counts accounted for only 0.3%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease.  There were 108 Black Angus restaurants operating as of April 1, 2002 and 105 Black Angus restaurants operating as of March 26, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs remained flat at 33.1% in the first quarter of 2002 from the first quarter of 2001.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.1% in the first quarter of 2002 from 27.6% in the first quarter of 2001.  The increase is primarily from higher labor-related costs for vacation, medical/dental, and employee incentives.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to 24.7% in the first quarter of 2002.

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

Operating Profit.  As a result of the above items, operating profit decreased to $5.7 million in the first quarter of 2002 from $6.4 million in the first quarter of 2001. As a percentage of revenues, operating profit decreased to 6.9% in the first quarter of 2002 compared to 7.8% in the first quarter of 2001.

Interest Expense – Net. Our interest expense increased to $5.3 million in the first quarter of 2002 from $4.2 million in the first quarter of 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of April 1, 2002, we had approximately $13.0 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At April 1, 2002, our working-capital deficit was $24.8 million.

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

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Paid in Q1- 2002

Remainder of Fiscal 2002

Fiscal Years 2003&2004

Fiscal Years 2005&2006

Fiscal Years Beyond 2006

Total Remaining

Long-Term Debt – Interest on Notes	$196	$18,800	$37,404	$37,208	$—	$93,608
Long-Term Debt – Other	103	299	3,476	161,867	949	166,694
Capital Leases	268	809	1,092	464	1,115	3,748
Operating Leases	5,038	12,047	34,189	28,528	180,276	260,078
Employment Agreements	—	500	—	—	—	500
Total Contractual Cash	$5,605	$32,455	$76,161	$228,067	$182,340	$524,628

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

Critical Accounting Policies

Revenue Recognition.  We record revenue from the sale of food, beverage, and alcohol as products are sold.   We record proceeds from the sale of a gift card of gift certificate in current liabilities and recognize income when a holder redeems a gift card of gift certificate.  We recognize unredeemed gift cards and certificates as revenue only after such a period of time indicates, based on the Company’s historical experience, the likelihood of redemption is remote.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $37.0 million and $34.1 million against the entire amount of our deferred tax assets as of the fiscal year-end 2000 and 2001, respectively. The Company fully reserves both the net-operating-loss and general-business-credit carry forwards because sufficient doubt exists regarding the Company’s ability to use the carryforwards before expiration.

Long-Lived Assets. The Company periodically reviews for impairment the carrying value of its long-lived assets.  The Company assesses the recoverability of the assets based on the estimated undiscounted cash flows of the assets.  If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.”

Reclassification.  Certain accounts have been reclassified to conform with the current year’s presentation.

Self-Insurance Reserves. The Company self-insures certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk. The policy deductibles are $125,000 for annual medical and dental benefits per person. Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss.  The self-insured reserves are reported on the balance sheet under self-insurance reserves.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of April 1, 2002 has not materially changed since December 31, 2001.  The market risk profile on December 31, 2001 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 31, 2001.

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management has designed and periodically reviews and internally audits the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on those periodic reviews, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2002.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 30, 2002.

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

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	March 28, 2003		/s/ Ralph S. Roberts

Ralph S. Roberts Chief Executive Officer and President

Date:	March 28, 2003	By:	/s/ William G. Taves

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

Date:	March 28, 2003

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

Date:	March 28, 2003

/s/ William G. Taves
William G. Taves Chief Financial Officer