Form 10-Q/A
period 2002-07-01
AMERICAN RESTAURANT GROUP INC
filed 2003-03-31
CIK 853083

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐	No ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of August 5, 2002 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.   FINANCIAL INFORMATION

EXPLANATORY NOTE

THIS AMENDMENT NO. 3 TO FORM 10-Q IS FILED TO AMEND CERTAIN FINANCIAL STATEMENTS AND RELATED DISCLOSURES IN THE QUARTERLY REPORT ON FORM 10-Q FOR THE REGISTRANT’S QUARTER ENDED JULY 1, 2002.  AMERICAN RESTAURANT GROUP, INC. (THE “COMPANY”) HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDING JUNE 25, 2001, DECEMBER 31, 2001, AND JULY 1, 2002.  THE RESTATEMENT OF THE COMPANY’S FINANCIAL STATEMENTS FOR THE PERIODS ENDING JUNE 25, 2001 AND JULY 1, 2002 ARE DESCRIBED WITHIN NOTE 2, “RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS.”

WE HAVE REVISED THE NARRATIVE TO REFLECT RELATED CORRECTIONS.  EXCEPT AS EXPLAINED IN THE NOTES, THIS REPORT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING.

ITEM 1.     FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND JULY 1, 2002

	(Restated) December 31, 2001	(Restated and unaudited) July 1, 2002

ASSETS

CURRENT ASSETS:
Cash	$7,384,000	$3,087,000
Rebates and other receivables, net	2,985,000	2,790,000
Inventories	2,800,000	2,726,000
Prepaid expenses	3,002,000	2,056,000

Total current assets	16,171,000	10,659,000

PROPERTY AND EQUIPMENT, net:
Land and land improvements	834,000	773,000
Buildings and leasehold improvements	36,559,000	36,457,000
Fixtures and equipment	11,351,000	11,169,000
Property held under capital leases	1,060,000	884,000
Construction in progress	1,299,000	810,000

Net property and equipment	51,103,000	50,093,000

OTHER ASSETS, NET:	17,450,000	16,701,000

Total assets	$84,724,000	$77,453,000

The accompanying notes are an integral part of these consolidated condensed statements.

(consolidated condensed balance sheets continued on the following page)

	(Restated) December 31, 2001	(Restated and unaudited) July 1, 2002

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,126,000	$7,677,000
Accrued liabilities	4,585,000	3,844,000
Gift-certificate liability	6,755,000	3,575,000
Self-insurance reserve	3,312,000	3,939,000
Accrued interest	3,447,000	3,385,000
Accrued occupancy costs	3,998,000	4,171,000
Accrued employee costs	4,207,000	4,173,000
Current portion of obligations under capital leases	796,000	842,000
Current portion of long-term debt	402,000	3,632,000
Liabilities from discontinued operations	525,000	36,000

Total current liabilities	39,153,000	35,274,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,366,000
Long-term debt, net of unamortized discount	157,272,000	154,780,000

Total long-term liabilities	159,071,000	156,146,000

DEFERRED GAIN ON SALE-LEASEBACK	3,990,000	3,889,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 63,299 shares outstanding and accrued at July 1, 2002	64,108,000	69,164,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and July 1, 2002	1,000	1,000
Paid-in capital	1,390,000	—
Accumulated (deficit)	(182,989,000)	(187,021,000)

Total common stockholders’ (deficit)	(181,598,000)	(187,020,000)

Total liabilities and common stockholders’ deficit	$84,724,000	$77,453,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS  ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	(Restated) June 25, 2001	(Restated) July 1, 2002	(Restated) June 25, 2001	(Restated) July 1, 2002

REVENUES	$76,307,000	$74,660,000	$158,351,000	$156,476,000

RESTAURANT COSTS:
Food and beverage	26,013,000	24,612,000	53,153,000	51,669,000
Payroll	21,620,000	22,104,000	44,262,000	46,711,000
Direct operating	19,382,000	18,829,000	40,589,000	39,077,000
Depreciation and amortization	2,178,000	1,754,000	4,330,000	3,663,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,310,000	2,492,000	4,782,000	4,834,000

Operating profit	4,804,000	4,869,000	11,235,000	10,522,000

INTEREST EXPENSE, net	4,258,000	5,550,000	8,479,000	10,832,000

Income (Loss) before provision for income taxes	546,000	(681,000)	2,756,000	(310,000)

PROVISION FOR INCOME TAXES	44,000	33,000	163,000	57,000

Net income (Loss)	502,000	(714,000)	2,593,000	(367,000)

Preferred stock dividends, issued and accrued	2,238,000	2,571,000	4,403,000	5,056,000

Loss to common stockholders	$(1,736,000)	$(3,285,000)	$(1,810,000)	$(5,423,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2001 AND JULY 1, 2002

(UNAUDITED)

	(Restated) June 25, 2001	(Restated) July 1, 2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Income (Loss) from continuing operations	$2,593,000	$(367,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:

Depreciation and amortization	4,330,000	3,663,000
Amortization of deferred gain	(101,000)	(101,000)
Amortization of non-cash interest expense	—	933,000
Decrease in current assets	406,000	1,215,000
(Decrease) in current liabilities	(7,627,000)	(6,665,000)

Net cash (used in) continuing operating activities	(399,000)	(1,322,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,171,000)	(1,902,000)
Net (increase) decrease in other assets	51,000	(2,000)
Net cash (used in) investing activities	(1,120,000)	(1,904,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(200,000)	(195,000)
Payments on capital-lease obligations	(340,000)	(387,000)
Net cash (used in) financing activities	(540,000)	(582,000)

NET (DECREASE) FROM CONTINUING OPERATIONS	(2,059,000)	(3,808,000)

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(1,715,000)	(489,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,774,000)	(4,297,000)

CASH, at beginning of period	3,938,000	7,384,000

CASH, at end of period	$164,000	$3,087,000

Cash payments during the period:
Interest	$(8,464,000)	$(10,036,000)
Income taxes	(44,000)	(33,000)

The accompanying notes are an integral part of these consolidated condensed statements

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

2.                                       RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

The Company's previously issued consolidated financial statements as of and for the fiscal periods ended June 25, 2001, December 31, 2001, and July 1, 2002 are restated to correct the accounting of certain items.  Significant items are noted below.

The Company's previous liability for gift certificates was understated.  The Company corrected its accounting for its gift-certificate liability and adjusted the liability on the balance sheet.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to the gift-certificate liability of $2,408,000.  This adjustment decreased the net loss for the thirteen weeks ended June 25, 2001 by $500,000 and increased the net loss for the thirteen weeks ended July 1, 2002 by $309,000. This adjustment increased the net income for the twenty-six weeks ended June 25, 2001 by $352,000 and increased the net loss for the twenty-six weeks ended July 1, 2002 by $349,000.

In connection with the issuance of the Company's preferred stock in 1998, the Company did not properly record the accretion of the redemption price due at maturity.  Accordingly, the Company has recorded an adjustment that increased the carrying amount on the balance sheet for preferred stock and correspondingly adjusted paid-in capital, accumulated deficit, and loss to common stockholders.  There was no impact to net income or loss in 2001 or 2002.

Certain deposits, previously reported as other assets at December 31, 2001 and earlier periods, no longer represented recoverable assets as of December 27, 1999.  The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to other assets of $985,000.  There was no impact to net income or loss in 2001 or 2002.

The Company improperly recorded certain credit-card receivables and rebate receivables in 2001.  The Company reduced the carrying amount of the receivables on the balance sheet.  The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to rebates and other receivables of $1,086,000.  There was no impact to net income or loss in the thirteen weeks ended June 25, 2001 or July 1, 2002.  This adjustment decreased net income for the twenty-six weeks ended June 25, 2001 by $634,000 and decreased the net loss for the twenty-six weeks ended July 1, 2002 by $452,000.

The Company incorrectly reduced an insurance accrual during the fiscal year ended December 25, 2000.  The Company adjusted the accrual accordingly.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to accrued liabilities of $352,000.

The Company previously recorded in the fiscal year ended December 31, 2001 certain interest income earned in the fiscal year ended December 25, 2000.  The Company adjusted the recognition of the interest income accordingly.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to cash of $544,000.  This adjustment decreased the net loss for the thirteen weeks ended June 25, 2001 by $22,000 and had no impact on the net loss for the thirteen weeks ended July 1, 2002.  This adjustment increased the net income for the twenty-six weeks ended June 25, 2001 by $78,000 and had no impact on the net loss for the twenty-six weeks ended July 1, 2002.

The effects of the corrections to the Company’s consolidated financial statements as of December 31, 2001 and for the periods ended June 25, 2001 and July 1, 2002 are as follows (in thousands):

(in thousands)	As of December 31, 2001		As of July 1, 2002
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated

ASSETS
CURRENT ASSETS:
Cash	$7,814	$7,384	$3,378	$3,087
Rebates and Other receivables, net	4,071	2,985	3,424	2,790
Inventories	3,040	2,800	2,966	2,726
Prepaid expenses	3,002	3,002	2,056	2,056
Total current assets	17,927	16,171	11,824	10,659

Net Property & Equipment	51,103	51,103	50,093	50,093
Net Other Assets	18,435	17,450	17,686	16,701
Total assets	$87,465	84,724	$79,603	$77,453

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$11,126	$11,126	$7,677	$7,677
Other Current liabilities	25,267	28,027	24,489	27,597
Total current liabilities	36,393	39,153	32,166	35,274

LONG-TERM LIABILITIES, net of current portion:	159,071	159,071	156,146	156,146

DEFERRED GAIN ON SALE-LEASEBACK	3,990	3,990	3,889	3,889

CUMULATIVE PREFERRED STOCK	58,219	64,108	62,834	69,164

COMMON STOCKHOLDERS’ (DEFICIT):
Common Stock	1	1	1	1
Paid-in capital	7,279	1,390	2,664	—
Accumulated (deficit)	(177,488)	(182,989)	(178,097)	(187,021)
Total common stockholders’ (deficit)	(170,208)	(181,598)	(175,432)	(187,020)

Total liabilities and common stockholders’ (deficit)	$87,465	$84,724	$79,603	$77,453

(1)          Certain accounts have been reclassified to conform with the current period’s presentation.

(in thousands)

	(Unaudited) Thirteen Weeks Ended June 25, 2001		(Unaudited) Thirteen Weeks Ended July 1, 2002

	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated

REVENUES	$76,296	$76,307	$74,626	$74,660

RESTAURANT COSTS:
Food and beverage	26,013	26,013	24,612	24,612
Payroll	21,620	21,620	22,104	22,104
Direct operating	19,910	19,382	18,525	18,829
Depreciation and amortization	2,178	2,178	1,754	1,754

GENERAL AND ADMIN. EXPENSES	2,304	2,310	2,485	2,492

Operating profit from continuing operations	4,271	4,804	5,146	4,869

INTEREST EXPENSE, net	4,247	4,258	5,518	5,550

Income /(Loss) before provision for income taxes	24	546	(372)	(681)

PROVISION FOR INCOME TAXES	44	44	33	33

Net Income/(Loss)	(20)	502	(405)	(714)

Perferred stock dividends, issued and accrued	2,044	2,238	2,346	2,571

Loss to common stockholders	$(2,064)	$(1,736)	$(2,751)	$(3,285)

(1)          Certain accounts have been reclassified to conform with the current period’s presentation.

(in thousands)	(Unaudited) Twenty-Six Weeks June 25, 2001		(Unaudited) Twenty-Six Weeks July 1, 2002
	As Previously Reported(1)	As Restated	As Previously Reported(1)	As Restated

REVENUES	$158,477	$158,351	$156,471	$156,476

RESTAURANT COSTS:
Food and beverage	53,153	53,153	52,121	51,669
Payroll	44,262	44,262	46,711	46,711
Direct operating	40,307	40,589	38,801	39,077
Depreciation and amortization	4,330	4,330	3,663	3,663

GENERAL AND ADMIN. EXPENSES	4,770	4,782	4,820	4,834

Operating profit from continuing operations	11,655	11,235	10,355	10,522

INTEREST EXPENSE, net	8,491	8,479	10,907	10,832

Income /(Loss) before provision for income taxes	3,164	2,756	(552)	(310)

PROVISION FOR INCOME TAXES	163	163	57	57

Net Income/(Loss)	3,001	2,593	(609)	(367)

Preferred stock dividends, issued and accrued	4,021	4,403	4,615	5,056

Loss to common stockholders	$(1,020)	$(1,810)	$(5,224)	$(5,423)

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

8.                                       GOODWILL AND INTANGIBLES

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142, on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $331,000, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. The adoption reduced amortization expense by approximately $83,000 and $166,000 for the thirteen weeks and twenty-six weeks ended July 1, 2002. In accordance with SFAS No. 142, the Company reclassified $501,000 net from intangible assets to goodwill relating to acquisition costs connected with the 1987 acquisition of Stuart Anderson’s from Saga Corporation. The Company completed the first step of the transitional goodwill-impairment test in the first quarter of 2002 and determined that no potential impairment existed. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.  The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $1.5 million for fiscal 2002 and estimated thereafter to be $1.5 million each for fiscal years 2003, 2004, and 2005. Amortization of intangibles for the twenty-six weeks ended July 1, 2002 was approximately $0.8 million.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated financial statements as of December 31, 2001 and for the periods ended June 25, 2001 and July 1, 2002.  (See "Restatement of Financial Statements" below.)  The information set forth below should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

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

Results of Operations

Thirteen weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenues decreased slightly to $74.7 million in the second quarter of 2002 from $76.3 million in the second quarter of 2001.  In the 103 base stores, sales decreased by 5.1% in the second quarter of 2002 compared to the second quarter of 2001.  There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

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

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to 25.2% in the second quarter of 2002 from 25.4% in the second quarter of 2001. The decrease is from lower advertising costs in 2002.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization decreased to 2.3% in the second quarter of 2002 from 2.9% in the second quarter of 2001. The decrease primarily relates to the reduction of amortization of the deferred debt costs for Old Notes purchased as part of the Refinancing in the fourth quarter of 2001 and the discontinued amortization of goodwill in 2002.

General and Administrative Expenses.  General and administrative expenses increased to $2.5 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001, primarily because of an increase in management-training expense.

Operating Profit.  As a result of the above items, operating profit increased to $4.9 million in the second quarter of 2002 from $4.8 million in the second quarter of 2001.  As a percentage of revenues, operating profit increased to 6.5% in the second quarter of 2002 compared to 6.3% in the second quarter of 2001.

Interest Expense – Net. Our interest expense increased to $5.6 million in the second quarter of 2002 from $4.3 million in the second quarter of 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the second quarter of 2001 ($142.6 million face value) at the same interest rate (11.5%).

Twenty-six weeks ended June 25, 2001 and July 1, 2002:

Revenues.  Total revenue decreased to $156.5 million in the first half of 2002 from $158.4 million in the first half of 2001. In the 103 base stores, sales decreased by 4.1% in the first half of 2002 compared to the first half of 2001. Significantly, of this unfavorable variance, customer counts accounted for only 0.1%; the introduction of more casual “value” items on the dinner menu, which caused the average check to decline, accounted for the balance of the decrease. There were 109 Black Angus restaurants operating as of July 1, 2002 and 105 Black Angus restaurants operating as of June 25, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased to 33.0% in the first half of 2002 from 33.6% in the first half of 2001.  This decrease reflects lower raw-material costs.

Payroll Costs.  As of percentage of revenues, labor costs increased to 29.9% in the first half of 2002 from 27.9% in the first half of 2001. The increase is primarily from higher labor-related costs for vacation, medical/dental, employee incentives, and minimum wage rate increases in 2002.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased to 25.0% in the first half of 2002 from 25.6% in the first half of 2001.  The savings relate to energy-conservation measures and general liability costs from the first quarter of 2002 and decreased advertising costs in the second quarter of 2002.

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

Operating Profit.  As a result of the above items, operating profit decreased to $10.5 million in the first half of 2002 from $11.2 million in the first half of 2001.  As a percentage of revenues, operating profit decreased to 6.7% in the first half of 2002 compared to 7.1% in the first half of 2001.

Interest Expense — Net.  Our interest expense increased to $10.8 million in the first half of 2002 from $8.5 million in the first half of 2001.  The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to the first half of 2001 ($142.6 million face value) at the same interest rate (11.5%)

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of July 1, 2002, we had approximately $3.1 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At July 1, 2002, our working-capital deficit was $24.6 million.

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

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Paid in Q1&2– 2002	Remainder of Fiscal 2002	Fiscal Years 2003&2004	Fiscal Years 2005&2006	Fiscal Years Beyond 2006	Total Remaining
Long-Term Debt – Interest on Notes	$9,550	$9,498	37,404	$37,208	$—	$93,660
Long-Term Debt – Other	195	207	3,476	161,867	949	166,694
Capital Leases	387	690	1,092	464	1,115	3,748
Operating Leases	9,595	9,595	34,189	28,528	180,276	262,183
Employment Agreements	—	500	—	—	—	500
Total Contractual Cash	$19,727	$20,490	$76,161	$228,067	$182,340	$526,785

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

Although we are highly leveraged, based upon current levels of operations and anticipated growth, we expect that cash flows generated from operations together with our other available sources of liquidity will be adequate to make required payments of principal and interest on our indebtedness, to make anticipated capital expenditures, and to finance working-capital requirements for at least the next twelve months. We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $34.1 million and $33.7 million against the entire amount of our deferred tax assets as of the fiscal year ended 2001 and as of the fiscal quarter ended July 1, 2002, respectively.  The Company fully reserves both the net-operating-loss and general-business-credit carryforwards because sufficient doubt exists regarding the Company’s ability to use the carryforwards before expiration.

Long-Lived Assets.  The Company periodically reviews for impairment the carrying value of its long-lived assets.  The Company assesses the recoverability of the assets based on the estimated undiscounted cash flows of the assets.  If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.”

Reclassification.  Certain accounts have been reclassified to conform with the current year’s presentation.

Self-Insurance Reserves.  The Company self-insures certain risks, including medical, workers' compensation, property, and general liability, up to varying limits.  Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk.  The policy deductibles are $125,000 for annual medical and dental benefits per person.  Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss.  The self-insured reserves are reported on the balance sheet under self-insurance reserves.

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

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	March 28, 2003	By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer and President

Date:	March 28, 2003	By:	/s/ William G. Taves
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

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

3.                    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: March 28, 2003

/s/ William G. Taves
William G. Taves
Chief Financial Officer