Form 10-Q/A
period 2002-09-30
AMERICAN RESTAURANT GROUP INC
filed 2003-03-31
CIK 853083

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

AMERICAN RESTAURANT GROUP, INC.

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

THIS AMENDMENT NO. 2 TO FORM 10-Q IS FILED TO AMEND CERTAIN FINANCIAL STATEMENTS AND RELATED DISCLOSURES IN THE QUARTERLY REPORT ON FORM 10-Q FOR THE REGISTRANT’S QUARTER ENDED SEPTEMBER 30, 2002.  AMERICAN RESTAURANT GROUP, INC. (THE “COMPANY”) HAS RESTATED ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDING SEPTEMBER 24, 2001, DECEMBER 31, 2001, AND SEPTEMBER 30, 2002.  THE RESTATEMENT OF THE COMPANY’S FINANCIAL STATEMENTS FOR THE PERIODS ENDING SEPTEMBER 24, 2001 AND SEPTEMBER 30, 2002 ARE DESCRIBED WITHIN NOTE 2, “RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS.”

WE HAVE REVISED THE NARRATIVE TO REFLECT RELATED CORRECTIONS.  EXCEPT AS EXPLAINED IN THE NOTES, THIS REPORT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING.

ITEM 1.       FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND SEPTEMBER 30, 2002

	(Restated) December 31, 2001	(Restated and unaudited) September 30, 2002

ASSETS

CURRENT ASSETS:
Cash	$7,384,000	$4,542,000
Rebates and other receivables, net	2,985,000	3,899,000
Inventories	2,800,000	2,624,000
Prepaid expenses	3,002,000	2,122,000

Total current assets	16,171,000	13,187,000

PROPERTY AND EQUIPMENT, net:
Land and land improvements	834,000	742,000
Buildings and leasehold improvements	36,559,000	36,176,000
Fixtures and equipment	11,351,000	10,834,000
Property held under capital leases	1,060,000	797,000
Construction in progress	1,299,000	641,000

Net property and equipment	51,103,000	49,190,000

OTHER ASSETS, NET:	17,450,000	16,871,000

Total assets	$84,724,000	$79,248,000

	(Restated) December 31, 2001	(Restated and unaudited) September 30, 2002
LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,126,000	$8,255,000
Accrued liabilities	4,585,000	4,045,000
Gift-certificate liability	6,755,000	2,897,000
Self-insurance reserves	3,312,000	3,773,000
Accrued interest	3,447,000	7,937,000
Accrued occupancy	3,998,000	4,948,000
Accrued employee costs	4,207,000	3,544,000
Current portion of obligations under capital leases	796,000	773,000
Current portion of long-term debt	402,000	3,541,000
Liabilities from discontinued operations	525,000	—

Total current liabilities	39,153,000	39,713,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,233,000
Long-term debt, net of unamortized discount	157,272,000	155,239,000

Total long-term liabilities	159,071,000	156,472,000

DEFERRED GAIN ON SALE-LEASEBACK	3,990,000	3,839,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares outstanding and accrued at December 31, 2001 and 65,631 shares outstanding and accrued at September 30, 2002	64,108,000	71,828,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and September 30, 2002	1,000	1,000
Paid-in capital	1,390,000	—
Accumulated (deficit)	(182,989,000)	(192,605,000)

Total common stockholders’ (deficit)	(181,598,000)	(192,604,000)

Total liabilities and common stockholders’ deficit	$84,724,000	$79,248,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2001

AND SEPTEMBER 30, 2002

(UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	(Restated) September 24, 2001	(Restated) September 30, 2002	(Restated) September 24, 2001	(Restated) September 30, 2002

REVENUES	$68,345,000	$70,119,000	$226,696,000	$226,595,000

RESTAURANT COSTS:
Food and beverage	22,901,000	23,267,000	76,054,000	74,936,000
Payroll	20,661,000	21,651,000	64,923,000	68,362,000
Direct operating	15,659,000	17,814,000	56,248,000	56,891,000
Depreciation and amortization	2,148,000	1,864,000	6,478,000	5,527,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,434,000	2,723,000	7,217,000	7,557,000

Operating profit	4,542,000	2,800,000	15,776,000	13,322,000

INTEREST EXPENSE, net	4,325,000	5,484,000	12,804,000	16,316,000

Income (Loss) before provision for income taxes	217,000	(2,684,000)	2,972,000	(2,994,000)

PROVISION FOR INCOME TAXES	21,000	9,000	183,000	66,000

Income / (Loss) from continuing operations	196,000	(2,693,000)	2,789,000	(3,060,000)

NET (LOSS) FROM DISCONTINUED OPERATIONS	—	(225,000)	—	(225,000)

Net Income (Loss)	196,000	(2,918,000)	2,789,000	(3,285,000)

Preferred stock dividends, issued and accrued	2,319,000	2,664,000	6,722,000	7,720,000

Loss to common stockholders	$(2,123,000)	$(5,582,000)	$(3,933,000)	$(11,005,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2001 AND SEPTEMBER 30, 2002

(UNAUDITED)

	(Restated) September 24, 2001	(Restated) September 30, 2002
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Income (loss) from continuing operations	$2,789,000	$(3,060,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	6,478,000	5,527,000
Amortization of deferred gain	(155,000)	(151,000)
Amortization of non-cash interest expense	—	1,400,000
Decrease in current assets	1,218,000	142,000
(Decrease) in current liabilities	(13,549,000)	(2,032,000)

Net cash provided by (used in) continuing operating activities	(3,219,000)	1,826,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,876,000)	(2,491,000)
Proceeds from disposition of assets	25,000	—
Net (increase) decrease in other assets	14,000	(544,000)

Net cash (used in) investing activities	(1,837,000)	(3,035,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (Payments) on indebtedness	3,705,000	(294,000)
Payments on capital-lease obligations	(520,000)	(589,000)

Net cash provided by (used in) financing activities	3,185,000	(883,000)

NET (DECREASE) FROM CONTINUING OPERATIONS	(1,871,000)	(2,092,000)

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(2,067,000)	(750,000)

NET CHANGE IN CASH, CURRENT PERIOD	(3,938,000)	(2,842,000)

CASH, at beginning of period	3,938,000	7,384,000

CASH, at end of period	$—	$4,542,000

Cash payments during the period:
Interest	$(16,918,000)	$(10,468,000)
Income taxes	(33,000)	(9,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The Company’s previously issued consolidated financial statements as of and for the fiscal periods ended September 24, 2001, December 31, 2001, and September 30, 2002 are restated to correct the accounting of certain items.  Significant items are noted below.

The Company’s previous liability for gift certificates was understated. The Company corrected its accounting for its gift-certificate liability and adjusted the liability on the balance sheet. The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to the gift-certificate liability of $2,408,000.  This adjustment increased the net income for the thirteen weeks ended September 24, 2001 by $503,000 and decreased the net loss for the thirteen weeks ended September 30, 2002 by $162,000.  This adjustment increased the net income for the thirty-nine weeks ended September 24, 2001 by $855,000 and increased the net loss for the thirty-nine weeks ended September 30, 2002 by $187,000.

In connection with the issuance of the Company’s preferred stock in 1998, the Company did not properly record the accretion of the redemption price due at maturity.  Accordingly, the Company has recorded an adjustment that increased the carrying amount on the balance sheet for preferred stock and correspondingly adjusted paid-in capital, accumulated deficit and loss to common stockholders.  There was no impact to net income or loss in 2001 or 2002.

Certain deposits, previously reported as other assets at December 31, 2001 and earlier periods, no longer represented recoverable assets as of December 27, 1999.  The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to other assets of $985,000.  There was no impact to net income or loss in 2001 or 2002.

The Company improperly recorded certain credit-card receivables and rebate receivables in 2001.  The Company reduced the carrying amount of the receivables on the balance sheet.  The cumulative adjustment to the balance sheet as of December 31, 2001 was a decrease to rebates and other receivables of $1,086,000.  The adjustment decreased net income for the thirteen weeks ended September 24, 2001 by $452,000.  There was no impact to net loss in the thirteen weeks ended September 30, 2002.  This adjustment decreased net income for the thirty-nine weeks ended September 24, 2001 by $634,000 and decreased the net loss for the thirty-nine weeks ended September 30, 2002 by $452,000.

The Company incorrectly reduced an insurance accrual during the fiscal year ended December 25, 2000.  The Company adjusted the accrual accordingly.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to accrued liabilities of $352,000.

The Company previously recorded in the fiscal year ended December 31, 2001 certain interest income earned in the fiscal year ended December 25, 2000.  The Company adjusted the recognition of the interest income accordingly.  The cumulative adjustment to the balance sheet as of December 31, 2001 was an increase to cash of $544,000. This adjustment increased the net income for the thirteen weeks ended September 24, 2001 by $18,000 and had no impact on the net loss for the thirteen weeks ended September 30, 2002. This adjustment increased the net income for the thirty-nine weeks ended September 24, 2001 by $96,000 and had no impact on the net loss for the thirty-nine weeks ended September 30, 2002.

The effects of the corrections to the Company’s consolidated financial statements as of December 31, 2001 and for the periods ended September 24, 2001 and September 30, 2002 are as follows (in thousands):

	As of December 31, 2001		(Unaudited) September 30,202
(in thousands)	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
ASSETS	(1)		(1)
CURRENT ASSETS:
Cash	$7,814	$7,384	$4,833	$4,542
Rebates and Other receivables, net	4,071	2,985	4,533	3,899
Inventories	3,040	2,800	2,864	2,624
Prepaid expenses	3,002	3,002	2,122	2,122
Total current assets	17,927	16,171	14,352	13,187

Net Property & Equipment	51,103	51,103	49,190	49,190
Net Other Assets	18,435	17,450	17,856	16,871
Total assets	$87,465	$84,724	$81,398	$79,248

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$11,126	$11,126	$8,255	$8,255
Other current liabilities	25,267	28,027	28,511	31,458
Total current liabilities	36,393	39,153	36,766	39,713

LONG-TERM LIABILITIES, net of current portion:	159,071	159,071	156,472	156,472

DEFERRED GAIN ON SALE-LEASEBACK	3,990	3,990	3,839	3,839

CUMULATIVE PREFERRED STOCK	58,219	64,108	65,265	71,828

COMMON STOCKHOLDERS’ (DEFICIT):
Common Stock	1	1	1	1
Paid-in capital	7,279	1,390	233	—
Accumulated (deficit)	(177,488)	(182,989)	(181,178)	(192,605)
Total common stockholders’ (deficit)	(170,208)	(181,598)	(180,944)	(192,604)

Total liabilities and common stockholders’ (deficit)	$87,465	$84,724	$81,398	$79,248

(1) Certain accounts have been reclassified to conform with the current period’s presentation.

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 24, 2001		September 30, 2002
	As Previously	As	As Previously	As
(in thousands)	Reported	Restated	Reported	Restated
	(1)		(1)

REVENUES	$68,331	$68,345	$70,051	$70,119

RESTAURANT COSTS:
Food and beverage	22,449	22,901	23,267	23,267
Payroll	20,661	20,661	21,651	21,651
Direct operating	16,187	15,659	17,947	17,814
Depreciation and amortization	2,148	2,148	1,864	1,864

GENERAL AND ADMIN. EXPENSES	2,428	2,434	2,717	2,723

Operating profit from Continuing operations	4,458	4,542	2,605	2,800

INTEREST EXPENSE, net	4,310	4,325	5,451	5,484

Income /(Loss) before Provision for income taxes	148	217	(2,846)	(2,684)

PROVISION FOR INCOME TAXES	21	21	9	9

Income/(Loss) from Continuing operations	127	196	(2,855)	(2,693)

Income/(Loss) from Discontinued operations	—	—	(225)	(225)

Net Income/(Loss)	127	196	(3,080)	(2,918)
Preferred stock dividends issued and accrued	2,117	2,319	2,431	2,664

Loss to common stockholders	$(1,990)	$(2,123)	$(5,511)	$(5,582)

(1) Certain accounts have been reclassified to conform with the current period’s presentation.

	(Unaudited) Thirty-Nine Weeks		(Unaudited) Thirty-Nine Weeks
	September 24, 2001		September 30, 2002
	As Previously	As	As Previously	As
(in thousands)	Reported	Restated	Reported	Restated
	(1)		(1)
REVENUES	$226,808	$226,696	$226,522	$226,595

RESTAURANT COSTS:
Food and beverage	75,602	76,054	75,388	74,936
Payroll	64,923	64,923	68,362	68,362
Direct operating	56,495	56,248	56,748	56,891
Depreciation and amortization	6,478	6,478	5,527	5,527

GENERAL AND ADMIN. EXPENSES	7,198	7,217	7,538	7,557

Operating profit from continuing operations	16,112	15,776	12,959	13,322

INTEREST EXPENSE, net	12,801	12,804	16,358	16,316

Income /(loss) before provision for income taxes	3,311	2,972	(3,399)	(2,994)

PROVISION FOR INCOME TAXES	183	183	66	66

Income/(Loss) from continuing operations	3,128	2,789	(3,465)	(3,060)

Income/(Loss) from discontinued operations	—	—	(225)	(225)

Net Income/(Loss)	3,128	2,789	(3,690)	(3,285)
Preferred stock dividends, issued and accrued	6,138	6,722	7,047	7,720

Loss to common stockholders	$(3,010)	$(3,933)	$(10,737)	$(11,005)

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

4.             SALE OF STOCK TO A RELATED PARTY

In June 2000, the Company sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.).  The operations of the sold subsidiaries are accounted for as discontinued operations and the results for all periods are classified in accordance with Accounting Principles Board Opinion No. 30.

For the thirteen weeks ended September 30, 2002, the Company recognized $225,000 as a loss from discontinued operations for the expenses paid beyond the $12.6 million liability limitation agreed to with Spectrum Restaurant Group, Inc.  We believe these costs paid, as well as any future costs paid related to these retained assets and liabilities, are the responsibility of Spectrum Restaurant Group, Inc.  Until a settlement is reached, additional payments will also to be charged as a loss from discontinued operations as incurred.

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

We issued preferred stock dividends of 4,495 shares on August 15, 2002.  At September 30, 2002, we had 65,631 preferred shares outstanding and accrued.

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

8.             INSURANCE

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

9.             GOODWILL AND INTANGIBLES

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142 on January 1, 2002, and is no longer amortizing goodwill, thereby eliminating annual goodwill amortization of approximately $331,000, based on anticipated amortization for fiscal year 2002 that would have been incurred under the prior accounting standard. The adoption reduced amortization expense by approximately $83,000 and $248,000 for the thirteen weeks and thirty-nine weeks ended September 30, 2002. In accordance with SFAS No. 142, the Company reclassified $501,000 net from intangible assets to goodwill relating to acquisition costs connected with the 1987 acquisition of Stuart Anderson’s from Saga Corporation. The Company completed the first step of the transitional goodwill-impairment test in the first quarter of 2002 and determined that no potential impairment existed. However, no assurances can be given that future evaluations of goodwill will not result in charges as a result of future impairment. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.  The Company will continue to amortize the identified intangibles. The amortization expense is estimated to be $1.5 million for fiscal 2002 and estimated thereafter to be $1.5 million each for fiscal years 2003, 2004, and 2005. Amortization of intangibles for the thirty-nine weeks ended September 30, 2002 was approximately $1.1 million.

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

11.                 COMMITMENTS AND CONTINGENCIES

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated financial statements as of December 31, 2001 and for the periods ended September 24, 2001 and September 30, 2002. (See “Restatement of Financial Statements” below.) The information set forth below should be read together with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

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

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased to 33.2% in the third quarter of 2002 from 33.5% in the third quarter of 2001.  The decrease in 2002 relates to favorable purchasing conditions.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.9% in the third quarter of 2002 from 30.2% in the third quarter of 2001.  The increase is primarily from the minimum-wage rate increase in 2002.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased to 25.4% in the third quarter of 2002 from 22.9% in the third quarter of 2001.  The increase is largely from higher rental expense for the additional four new restaurants operating during the third quarter.

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

Operating Profit.  As a result of the above items, operating profit decreased to $2.8 million in the third quarter of 2002 from $4.5 million in the third quarter of 2001. As a percentage of revenues, operating profit decreased to 4.0% in the third quarter of 2002 compared to 6.6% in the third quarter of 2001.

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

Thirty-nine weeks ended September 24, 2001 and September 30, 2002:

Revenues.  Total revenues decreased slightly to $226.6 million in 2002 from $226.7 million in 2001. In the 103 base stores, sales decreased by 3.0% in 2002 compared to 2001. Although lunch sales are positive 1.6%, dinner sales decreased from a decline in dinner counts.  Average check also declined with the introduction of more casual “value” items on the dinner menu. There were 109 Black Angus restaurants operating as of September 30, 2002 and 105 Black Angus restaurants operating as of September 24, 2001.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs decreased to 33.1% in 2002 from 33.5% in 2001.  The decrease is related to favorable purchasing conditions.

Payroll Costs.  As a percentage of revenues, labor costs increased to 30.2% in 2002 from 28.6% in 2001.  The increase is primarily from higher labor-related costs for vacation, employee incentives, and minimum-wage rate increases in 2002.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs increased slightly to 25.1% in 2002 from 24.8% in 2001. The savings related to energy-conservation measures and general liability costs were offset by an increase in rental expense for the additional restaurants operating in 2002.

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

General and Administrative Expenses.  General and administrative expenses increased slightly to $7.6 million in 2002 from $7.2 million in 2001, primarily because of an increase in management-training expense.

Operating Profit.  As a result of the above items, operating profit decreased to $13.3 million in 2002 from $15.8 million in 2001.  As a percentage of revenues, operating profit decreased to 5.9% in 2002 compared to 7.0% in 2001.

Interest Expense - Net. Our interest expense increased to $16.3 million in 2002 from $12.8 million in 2001. The increase is from refinancing the senior notes in the fourth quarter of 2001.  The face value of senior notes increased by $22.6 million ($165.2 million face value) compared to 2001 ($142.6 million face value) at the same interest rate (11.5%).

Loss from Discontinued Operations.  This account consists of the payments made pursuant to the Stock Sale that are above the liability ceiling, primarily rent for properties of former restaurants of the Non-Black Angus Subsidiaries sold to Spectrum Restaurant Group, Inc. The amount for 2002 is $225,000.  There was no such expense in 2001.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of September 30, 2002, we had approximately $4.5 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At September 30, 2002, our working-capital deficit was $26.5 million.

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

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of September 30, 2002, we had approximately $7.7 million of letters of credit outstanding and no borrowings, leaving approximately $7.3 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005. An amendment to the Company’s New Credit Facility effective November 13, 2002 is disclosed in our Form 8-K filed November 14, 2002.

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Oligations	Paid in Q1, 2, & 3 2002	Remainder of Fiscal 2002	Fiscal Years 2003&2004	Fiscal Years 2005&2006	Fiscal Years Beyond 2006	Total Remaining
Long-Term Debt – Interest on Notes	$9,694	$9,354	$37,404	$37,208	$—	$93,660
Long-Term Debt – Other	294	108	3,476	161,867	949	166,694
Capital Leases	589	488	1,092	464	1,115	3,748
Operating Leases	14,512	4,932	34,189	28,528	180,276	262,437
Employment Agreements	—	500	—	—	—	500
Total Contractual Cash	$25,089	$15,382	$76,161	$228,067	$182,340	$527,039

Preferred stock dividends of 4,181 and 4,495 shares were issued on February 15, 2002 and August 15, 2002 respectively.  There were 65,631 shares of preferred stock outstanding and accrued at September 30, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003. If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Critical Accounting Policies

Revenue Recognition. We record revenue from the sale of food, beverage, and alcohol as products are sold.   We record proceeds from the sale of a gift card of gift certificate in current liabilities and recognize income when a holder redeems a gift card of gift certificate.  We recognize unredeemed gift cards and certificates as revenue only after such a period of time indicates, based on the Company’s historical experience, the likelihood of redemption is remote

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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