Form 10-K
period 2002-12-30
AMERICAN RESTAURANT GROUP INC
filed 2003-03-31
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number: 33-48183

American Restaurant Group, Inc.
Exact name of registrant as specified in its charter

Delaware	33-0193602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4410 El Camino Real - Suite 201 Los Altos, California	94022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (650) 949-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Registrant's financial statements for fiscal year-end 2000 are unaudited. See Note 2.

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

The number of outstanding shares of the Registrant’s Common Stock (one cent par value) as of March 3, 2003, was 128,081.

AMERICAN RESTAURANT GROUP, INC.

AMERICAN RESTAURANT GROUP, INC. (the “COMPANY”) RESTATED ITS FINANCIAL STATEMENTS FOR 2001 AND PRIOR PERIODS, AS DESCRIBED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED AS PART OF THIS ANNUAL REPORT ON FORM 10-K.  OUR PRIOR INDEPENDENT ACCOUNTANTS, ARTHUR ANDERSEN LLP, ARE NOT ABLE TO REISSUE THEIR REPORT BECAUSE THEY CEASED OPERATIONS IN 2002, NOR HAVE THEY AUDITED THE RESTATEMENT ADJUSTMENTS RELATED TO THE FISCAL YEAR ENDED DECEMBER 25, 2000 AS DESCRIBED IN NOTE 2.  ALSO, CERTAIN RECORDS AND MANAGEMENT PERSONNEL RESPONSIBLE FOR RELEVANT EARLIER TIME PERIODS ARE NO LONGER AVAILABLE AS A RESULT OF THE STOCK SALE OF CERTAIN OPERATING SUBSIDIARIES IN 2000.  IN THESE CIRCUMSTANCES, OUR SUCCESSOR INDEPENDENT ACCOUNTANTS, PRICEWATERHOUSECOOPERS LLP, WERE UNABLE TO PERFORM AN AUDIT IN CONFORMANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS AND, THEREFORE, ARE NOT ABLE TO ISSUE AN OPINION ON THE FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 25, 2000. ACCORDINGLY, OUR RESTATED FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEAR ENDED DECEMBER 25, 2000 ARE UNAUDITED.

THE RESTATEMENT OF THE COMPANY’S FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 25, 2000 AND DECEMBER 31, 2001 ARE DESCRIBED IN DETAIL WITHIN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SEGMENT CAPTIONED “RESTATEMENT OF FINANCIAL STATEMENTS;” WITHIN ITEM 9, “CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE;” AND WITHIN THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, INCLUDING NOTE 2.

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

As of December 30, 2002, the Company had three wholly owned direct subsidiaries: ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. ARG Enterprises, Inc. is the parent to one wholly owned subsidiary, Black Angus Enterprises of Idaho, Inc.

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

Overview

As of December 30, 2002, Black Angus operated 109 Stuart Anderson’s Black Angus and Stuart Anderson’s Cattle Company steakhouses located primarily in California, the Pacific Northwest, and Arizona.  The chain was founded in Seattle in 1964.  Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses, are freestanding, and range in size from 6,500 to 12,000 square feet, seating approximately 220 to 350 customers.  Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 AM to 4:00 PM and for dinner from 4:00 PM to 10:00 PM.

Black Angus developed a smaller restaurant prototype in 1995 that is approximately 6,700 square feet and offers a comparable number of dining seats as many of the larger restaurants. We opened 21 restaurants using the smaller prototype, including three, four, and one in the fiscal years 2000, 2001, and 2002, respectively.  Black Angus developed an intermediate restaurant prototype in 2002 that is approximately 8,000 square feet.  The first restaurant based on the intermediate prototype is under construction and expected to open in fall 2003.  We intend to continue to expand Black Angus in existing and adjacent markets based on the smaller and intermediate prototypes.

Restaurant Operations

Black Angus is functionally organized with separate operations, marketing, accounting, finance/treasury, information systems, real estate/risk management, human resources/payroll, and law departments.

The Company’s cash management system is highly sophisticated with controls down to the server level.  Restaurants are required to make daily deposits of cash, and the Company uses a centralized cash-concentration system that sweeps all of its major cash accounts on a daily basis. Our central system for accounts payable and check-writing profiles approximately 3,100 vendors for the year ended December 30, 2002.

We use a combination of in-house and outside-contracted services for our information-system needs.  In-house systems include a point-of-sale system for each restaurant and stand-alone processing at the restaurant and corporate levels.  We contract for payroll services and for mainframe-based data processing.

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

General Managers are supervised by District Managers, each of whom is responsible for approximately six restaurants.  District Managers, General Managers, Managers, and Chefs are eligible for bonuses under an extra-compensation program that has goals and objectives based on the profitability, sales, and other factors relating to the restaurants.  However, issuance of all bonuses or incentive pay is at management’s discretion.

Purchasing and Distribution

To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items.  We purchase products throughout the United States and abroad through agreements with various food-service vendors.  None of our vendors supplies the Company exclusively and no material agreements exist.  We routinely use public, cold-storage facilities and make short-term commitments in order to establish the availability and price of key food items such as beef and seafood.  We concentrate our distribution in order to achieve more favorable terms, but believe that we could replace any distributor, if necessary, on a timely basis.

Competition and Markets

All aspects of the restaurant business are highly competitive.  Price point, restaurant location, food quality, service, and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns, economic conditions, and changes in the political environment.  Our restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources.  Many of our competitors have substantially greater financial, marketing, personnel, and other resources than us. In addition, competition is not limited to a particular segment of the restaurant industry because fast-food restaurants, steakhouses, and casual-dining restaurants are all competing for the consumer’s dining dollars.  We believe that our principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety, and quality of food products served; the quality and training of our employees; the experience and ability of management; and the economies of scale enjoyed by us because of our size and geographic concentration. We monitor consumer tastes and adjust and update our menus accordingly.

Employees

At December 30, 2002, we employed approximately 7,400 persons, of whom approximately 6,800 were hourly employees in restaurants, approximately 470 were salaried employees in restaurants (Managers and Chefs), and approximately 100 were hourly and salaried employees in divisional and corporate management and administration. Approximately 83% of the hourly restaurant employees work 35 hours or less per week. No facility is unionized.  We believe we provide competitive compensation and benefits to our employees and that our employee relations are good.

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

Available Information

We file annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and other information with the Securities and Exchange Commission (“SEC”).  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.                                                     PROPERTIES

The following table sets forth, as of December 30, 2002, the number of properties owned or leased by the Company:

	Lease Land and Own Building	Lease Land and Building	Total
Operated by the Company	33	76	109

All but one of our restaurants are freestanding.  Our restaurants generally range from 6,500 to 12,000 square feet. Most of our restaurant leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus property taxes, insurance, and other expenses.

We lease office space for our corporate and Black Angus headquarters in Los Altos, California.  We also lease office space in Santa Ana, California and Folsom, California.

The following table sets forth, as of December 30, 2002, the number of Black Angus restaurants by state of operation:

California	57
Arizona	12
Washington	11
Colorado	6
Minnesota	6
Indiana	3
Nevada	3
Oregon	3
Utah	3
Hawaii	2
Alaska	1
Idaho	1
New Mexico	1

Total	109

ITEM 3.                                                     LEGAL PROCEEDINGS

We are involved in various claims and litigation matters incidental to our business, including claims arising out of personal injuries, employment practices, workers’ compensation cases, and contract lawsuits.  The claimants sometimes assert substantial damages. Based on information presently available, management does not believe that the outcome of such claims and litigation will have a material adverse effect on our financial position, business, or results of operations.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of the common stockholders of the Company in the fourth quarter of 2002.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

As of December 30, 2002, there were five holders of record of the 128,081 outstanding shares of the Company’s common stock. We have never paid dividends to common stockholders and have no plans to do so.  There is currently no market for the Company’s common stock, nor is such anticipated in the near future.

Cumulative Preferred Stock, Mandatorily Redeemable

As of December 30, 2002, there were six holders of record of the 68,046 outstanding shares of our mandatorily redeemable 12% senior pay-in-kind exchangeable preferred stock.  Dividends are cumulative and accrue at a rate of 12% to 15% per annum, payable semiannually on February 15 and August 15 of each year.  We may, at our option, pay dividends in cash or in additional shares of cumulative preferred stock.

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

Stock dividends of 4,181 shares and 4,495 shares were made February 15, 2002 and August 15, 2002, respectively.  There were 68,046 shares of preferred stock outstanding at December 30, 2002.  The net book value of our preferred stock at December 30, 2002 was $74.6 million.  There is currently no market for our preferred stock, nor is such anticipated in the near future.  Management believes the shares available for redemption on August 15, 2003 will be 74,448.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for the fiscal year-end 2002 should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.  The selected financial data for the fiscal years ended 2002 and 2001 is derived from the audited consolidated financial statements of the Company.  The financial statements for the fiscal years ended 2001 and prior, which were audited by Arthur Andersen LLP, the predecessor independent accountants, are restated. The financial statements for fiscal years ended 2000 and prior are considered unaudited for reasons discussed in Item 9.

	Fiscal Year ended
	Dec. 28, 1998(1)	Dec. 27, 1999(1)	Dec. 25, 2000(1)	Dec. 31, 2001(2)	Dec. 30, 2002
INCOME STATEMENT DATA:	(dollars in thousands)
REVENUES:	$265,536	$263,561	$299,965	$301,766	$295,347

RESTAURANT COSTS:
Food and beverage	89,521	88,110	103,339	101,434	97,175
Payroll	74,912	75,114	82,818	87,921	89,605
Direct operating	63,260	63,033	71,027	73,869	72,164
Depreciation and amortization	10,115	9,396	9,554	8,731	7,364
Total restaurant costs	237,808	235,653	266,738	271,955	266,308

GENERAL AND ADMINISTRATIVE EXPENSES	11,780	11,975	11,208	10,442	10,232
Costs of Note exchange	—	—	—	5,496	—
Non-cash charges for impairment of assets	149	459	—	—	—

Operating profit	15,799	15,474	22,019	13,873	18,807

Interest expense, net	20,269	19,450	18,492	17,977	21,705

Gain/(loss) before provision for income taxes	(4,470)	(3,976)	3,527	(4,104)	(2,898)

PROVISION FOR INCOME TAXES	67	70	185	70	48

Income/(loss) from continuing operations(3)	(4,537)	(4,046)	3,342	(4,174)	(2,946)

Income/(loss) from discontinued operations(4)	(4,879)	(1,622)	3,474	—	(500)

EXTRAORDINARY GAIN/(LOSS) on the extinguishment of debt	9,559	—	(473)	(435)	—

Net income/(loss)	$143	$(5,668)	$6,343	$(4,609)	$(3,446)

BALANCE SHEET DATA:
Property and equipment, net from continuing operations	$51,147	$51,468	$53,370	$51,103	$48,688
Total assets	$149,434	$133,288	$83,756	$84,724	$77,873
Net long-term obligations from continuing operations, including current portion	$164,816	$164,712	$147,799	$160,269	$160,987
Preferred stock, net	$40,667	$46,252	$54,987	$64,108	$74,586
Common stockholders’ (deficit)	$(126,791)	$(138,508)	$(167,687)	$(181,598)	$(195,522)

(1)             Each of the 1998, 1999, and 2000 fiscal years is unaudited and restated.

(2)             The 2001 fiscal year is restated and includes 53 weeks.

(3)             Continuing operations is defined as American Restaurant Group, Inc. and its current subsidiaries, excluding the Non-Black Angus Subsidiaries, and excludes the provision for income taxes.

(4)             Discontinued operations refers to the Non-Black Angus Subsidiaries.

ITEM 7                                                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated financial statements as of and for the fiscal years ended December 25, 2000 and December 31, 2001. (See “Restatement of Financial Statements” below.) The information set forth below should be read together with the Company’s consolidated financial statements and related notes appearing elsewhere in this report.

Results of Continuing Operations

Fiscal Years Ended December 25, 2000, December 31, 2001, and December 30, 2002:

Revenues. Black Angus revenues were $300.0 million in 2000, increased 0.6% to $301.8 million in 2001, and then decreased 2.2% to $295.3 million in 2002. The increase in 2001 was driven by the seven new restaurants that opened in 2000 and 2001 as well as an additional 53rd week of operations. Same-store sales declined 4.1% in 2001 with 100% of the decline in the third and fourth quarters.  The 100 comparable restaurants declined 8.7% (excluding the effect of the 53rd week)in the second half of 2001 as a result of three major factors: (1) strong prior-year comparisons; (2) the general economic softness during the second half of 2001; and (3) the general decline in consumer dining following the terrorist events of September 11, 2001. Of the 2.2% revenue decline in 2002 from 2001, 2.1% was the result of one less fiscal week of operations in 2002 compared to 2001, which was a 53-week fiscal year.  Our restaurants opened in 2001 and 2002 provided a 2.6% contribution to revenues that was offset by a 2.7% decline in our same-store sales.  This decline was primarily the result of a 1.8% lower average check.  Our increased promotional activity to stimulate customer traffic caused 1.3% of this lower average check.  Our increased number of lower-priced “more casual” menu items, which we added to enhance value and variety, resulted in the other 0.5%.  The remaining 0.9% in same-store sales decline was the result of lower customer counts.  It should be noted, however, that markets varied.  For example, in our largest core market, the greater Los Angeles region, which contained 29 of our 103 base restaurants in 2002, same-store sales increased 2.3% and customer counts increased 3.5%.  There were 105, 107, and 109 restaurants operating at the end of 2000, 2001, and 2002, respectively.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs were 34.5% in 2000, decreased to 33.6% in 2001, and then decreased again to 32.9% in 2002. The decrease in 2001 relates primarily to savings from the cutting of steaks at each restaurant and favorable meat prices.  The decrease in 2002 relates to favorable meat prices and operating efficiencies.

Payroll Costs.  As a percentage of revenues, labor costs were 27.6% in 2000, increased to 29.1% in 2001, and then increased to 30.3% in 2002.  The increase in 2001 is primarily a result of revenue volatility following the terrorist events of September 11, 2001, as well as increases in state minimum-wage rates. The increase in 2002 is primarily the result of three factors: (1) additional increases in state minimum-wage rates, (2) the difficulty in balancing our projections of unit-staff levels necessary to maintain our high level of customer service against the revenue fluctuations, and (3) an increase in workers’ compensation and employee benefit costs.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs were 23.7% in 2000, 24.5% in 2001, and 24.4% in 2002.  Of the 0.8% increase in 2001, 0.4% relates to increased utility expenses ($1.3 million) primarily in California, and 0.2% relates to additional repair-and-maintenance expenses ($500,000).  The 0.1% decrease in 2002 is the result of a decrease in advertising costs.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Company’s Black Angus and corporate offices, as well as amortization of intangible assets.  As a percentage of revenues, depreciation and amortization was 3.2% in 2000, decreased to 2.9% in 2001, and then decreased to 2.5% in 2002.  The decrease in 2001 relates primarily to an $800,000 reduction in amortization in connection with the $16 million principal paydown of Old Notes (described below in this Item 7 in the segment captioned “Liquidity and Capital Resources”) in December 2000.  The decrease in 2002 is a result of a change in accounting for goodwill.

General and Administrative Expenses.  General and administrative expenses as a percentage of revenues were 3.7% in 2000, 3.5% in 2001, and flat at 3.5% in 2002. The decrease in 2001 is primarily from a $0.8 million decrease in corporate overhead resulting from the Stock Sale and a continuing reduction of other overhead expenses as a result of the new corporate structure.

Costs of Note Exchange.  We recognized a one-time charge of approximately $5.5 million in 2001. The exchange of our Old Notes for our New Notes was a transaction involving instruments that were substantially the same in the present value of their cash flows.  As a result, the costs associated with the exchange were expensed as incurred.  We incurred additional costs associated with the issuance of the New Notes, which costs have been capitalized and are being amortized over the term of the New Notes.

Operating Profit.  As a result of the items discussed above, operating profit was $22.0 million in 2000, declined to $13.9 million in 2001, and then increased to $18.8 million in 2002.

Interest Expense - Net.  Interest expense was $18.5 million in 2000, decreased to $18.0 million in 2001, and then increased to $21.7 million in 2002.  Borrowings (excluding capitalized lease obligations) were $144.1 million in 2000, increased to $157.7 million, net of unamortized discount of $9.0 million, in 2001, and then increased to $159.2 million in 2002 net of unamortized discount of $7.2 million. The increase in 2001 was the result of the Refinancing (described below in this Item 7 in the segment captioned “Liquidity and Capital Resources”) and the net issuance of $28.5 million in New Notes combined with a paydown of $15.2 million principal of the Old Notes on October 31, 2001.  The increase in 2002 related to an increase in notes outstanding during 2001.

Provision for Income Taxes.  Our provision for income taxes was $185,000 in 2000, decreased to $70,000 in 2001, and then decreased to $48,000 in 2002.  The tax provision against our pre-tax income in 2000, 2001, and 2002 consisted of liabilities for certain state income taxes and estimated Federal income tax. The Company fully reserves against net-operating-loss carry forwards because sufficient doubt exists regarding the Company’s ability to use the carry forwards before expiration.

Income/(Loss) from Discontinued Operations.  The following chart summarizes the calculation of the income/(loss) for discontinued operations for the fiscal years ended 2000, 2001, and 2002. There was no activity in the discontinued operations in 2001.

($000)	December 25, 2000	December 31, 2001	December 30, 2002
Revenues	$65,111	$—	$—
Food and Beverage Costs	17,124
Payroll Costs	21,645
Direct Operating Costs	16,848		400
Depreciation and Amortization	1,763
General and Administrative Expense	3,376		100
Non-cash Charge for Impairment	112
Grandy’s Conversion	752
Income/(Loss) before Taxes	3,491		(500)
Provision for Income Taxes	17
Income/(Loss) from Discontinued Operations	$3,474	$—	$(500)

Extraordinary Loss.  We prepaid $16 million of principal in December 2000, and recorded a $473,000 extraordinary loss to write off the related unamortized deferred financing costs. We prepaid $15.2 million of principal on October 31, 2001, and recorded a $435,000 extraordinary loss to write off the related unamortized deferred financing costs.  We had no extraordinary activity in 2002.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of December 30, 2002, we had approximately $4.8 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  Our receivables are primarily from vendor rebates and credit-card transactions.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets.  At December 30, 2002, our working capital deficit was $25.9 million.

We estimate that capital expenditures of $2.0 million to $5.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were $7.9 million in 2000, $3.8 million in 2001, and $3.5 million in 2002.  We estimate that capital expenditures in 2003 will be approximately $3.5 million.  We intend to open new restaurants with small capital investments and to finance most of the expenditures through leases.

On October 31, 2001, we completed a debt financing (the “Debt Financing”) in which we issued $30 million face-value amount of 11½% Senior Secured Notes due 2006 for net proceeds of $28.5 million.  We used the net proceeds to refinance existing indebtedness, to pay the accrued and unpaid interest with respect to our 11½% Senior Secured Notes due 2003 (the “Old Notes”), and for general corporate purposes.  On October 1, 2001, we commenced an offer to exchange (the “Debt Exchange”) all of our outstanding Old Notes for up to $131.7 million face value amount of 11½% Senior Secured Notes due 2006 (together with the notes issued pursuant to the Debt Financing, the “New Notes).

The principal elements of the refinancing (the “Refinancing”) were: (a) the issuance of the New Notes; (b) the exchange of the Old Notes (approximately $124 million aggregate principal amount of Old Notes were exchanged for approximately $132 million aggregate principal amount of New Notes); (c) the consent of the holders of our outstanding preferred stock to amend the terms of the preferred stock to provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, then the preferred stock will automatically be redeemed for shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; to eliminate provisions that allow the holders to exchange preferred stock for new subordinated debt, and to amend the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes; and, (d) the consent of the lender under our former revolving credit facility (“Old Credit Facility”) to permit the issuance of the New Notes and any other aspects of the Refinancing requiring the lender’s consent.

We had $3.4 million outstanding of the Old Notes at December 30, 2002.

Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made interest payments on the Old Notes of $0.2 million in February and August 2002. We also paid $3.2 million in accrued interest on October 31, 2001 in connection with the Refinancing.  On February 18, 2003, we paid in full the $3.4 million outstanding in Old Notes.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006.  Accordingly, we made interest payments on the New Notes of $9.3 million in May and November 2002. We have an additional $2.3 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of December 30, 2002, we had approximately $7.7 million of letters of credit outstanding and no borrowings, leaving approximately $7.3 million remaining under the New Credit Facility.  The New Credit Facility expires in December 2005.  Amendments to the Company’s New Credit facility effective as of June 28, 2002 and November 13, 2002 are disclosed in our Form 8-K’s filed August 8, 2002 and November 14, 2002, respectively.

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Less Than 1 Year

2 to 3 Years

4 to 5 Years

After 5 Years

Total

Long-Term Debt – Interest on Notes	$18,800	$37,208	$18,604	$0	$74,612
Long-Term Debt — Other	3,491	79	161,879	893	166,342
Capital Leases	836	495	464	882	2,677
Operating Leases	18,543	32,289	28,296	189,741	268,869
Total Contractual Cash	$41,670	$70,071	$209,243	$191,516	$512,500

Preferred stock dividends of 4,181 shares and 4,495 shares were issued February 15, 2002 and August 15, 2002, respectively.  There were 68,046 shares of preferred stock outstanding and accrued at December 30, 2002. Our preferred stock is mandatorily redeemable on August 15, 2003.  If at maturity on August 15, 2003 we do not redeem our preferred stock for cash at a price per share equal to

110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate.  Consequently, the preferred stock is stated at its redemption value including the redemption premium.  Management believes that the preferred stock will convert to common stock.

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

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145 “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We are currently evaluating this standard, however, we do not believe its adoption will have a significant effect on our financial statements.

Critical Accounting Policies

Revenue Recognition.   We record revenue from the sale of food, beverage, and alcohol as products are sold.  We record proceeds from the sale of a gift card or gift certificate in current liabilities and recognize income when a holder redeems a gift card or gift certificate.  We recognize unredeemed gift cards and certificates as revenue only after such a period of time indicates, based on the Company’s historical experience, the likelihood of redemption is remote.

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

We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period.  There are estimates inherent in these amounts.  We may not be able to recover that value of all of our assets, such as property and equipment or intangible assets, if circumstances cause us to close restaurants or we experience a decline in revenues.  Our actual liabilities for matters, such as self-insurance, could possibly be significantly higher or lower than our estimates if actual conditions are ultimately different than the assumptions used in determining the estimates.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $34.1 million and $44.4 million against the entire amount of our deferred tax assets as of fiscal year-end 2001 and 2002, respectively.  The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.

Long-Lived Assets.  The Company periodically reviews for impairment the carrying value of its long-lived assets.  The Company assesses the recoverability of the assets based on the estimated undiscounted cash flows of the assets.  If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, “Reporting of Advertising Costs.”

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

Restatement of Financial Statements.  Management restated the Company’s financial statements for 2001 and prior periods, as described in Note 2 to the consolidated financial statements included as part of this annual report on Form 10-K.  Our prior independent accountants, Arthur Andersen LLP, are not able to reissue their report because they ceased operations in 2002, nor have they audited the restatement adjustments related to the fiscal year ended December 25, 2000 as described in Note 2.  Also, certain records and management personnel responsible for relevant earlier time periods are no longer available as a result of the Stock Sale in 2000.  In these circumstances, our successor independent accountants, PricewaterhouseCoopers LLP, are not able to issue an opinion on the financial statements for the fiscal year ended December 25, 2000.

Accordingly, our restated financial statements as of and for the fiscal year ended December 25, 2000 are unaudited.

Impact of Unaudited Financial Statements

Our access to the capital markets is presently restricted because of our inability to include in future registration statements or reports audited financial statements for the fiscal year ended December 25, 2000, for the reasons described above.  In order to access the public capital markets, the Securities and Exchange Commission (“SEC”) rules require us to include or incorporate by reference in any prospectus three years of our audited financial statements.   Until our audited financial statements for our fiscal year ending December 29, 2003 become available, the SEC’s current rules would require us to present in a registration statement audited financial statements for our 2000 fiscal year.  Our financial statements for our 2000 fiscal year, however, were previously audited by Arthur Andersen LLP and have since been restated without reaudit, rendering them unaudited.  Accordingly, we expect we will not be able to access the public markets until after the audited financial statements for our fiscal year ending December 29, 2003 are available.

Market Risk Exposure

We generally are not exposed to market risks related to fluctuations in interest rates because our New Notes and preferred stock are at fixed rates. Changes in interest rates affect the fair market value of fixed-rate debt, but not the Company’s earnings or cash flows.  Interest-rate risk and changes in fair market value would not have a significant impact on our fixed-rate debt until we undertake a refinancing.

We are exposed to market risks related to fluctuations in interest rates on short-term borrowings on our New Credit Facility.  Although the Company may borrow on its revolver from time to time, no loan amounts were outstanding at 2002 fiscal year-end.

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

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements on page F-1.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, we received a letter from the SEC informing us that the SEC had received a notice from Arthur Andersen LLP, our independent accountants, that Arthur Andersen LLP was unable to perform future audit services for us and, as a result, Arthur Andersen LLP’s relationship with us was effectively terminated.  We appointed PricewaterhouseCoopers LLP as our new independent accountants in September 2002.

The reports of Arthur Andersen LLP on our financial statements for the 2000 and 2001 fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

Management restated the Company’s financial statements for 2001 and prior periods, as described in Note 2 to the consolidated financial statements included as part of this annual report on Form 10-K.  Our prior independent accountants, Arthur Andersen LLP, are not able to reissue their report because they ceased operations in 2002, nor have they audited the restatement adjustments related to the fiscal year ended December 25, 2000 as described in Note 2.  Also, certain records and management personnel responsible for relevant earlier time periods are no longer available as a result of the Stock Sale in 2000. In these circumstances, our successor independent accountants, PricewaterhouseCoopers LLP, have not opined on the financial statements for the fiscal year ended December 25, 2000.  Accordingly, our restated financial statements as of and for the fiscal year ended December 25, 2000 are unaudited.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets forth certain information about our current directors and each of our executive officers and key management personnel:

Name	Age	Position
George G. Golleher	55	Chairman, Director
Ralph S. Roberts	60	Chief Executive Officer, President, Director
Patrick J. Kelvie	51	Vice President, Treasurer, Secretary, General Counsel
William G. Taves	37	Chief Financial Officer, Assistant Secretary
Robert D. Beyer	43	Director
Anwar S. Soliman	65	Director
M. Brent Stevens	42	Director

Officers are elected by the Board of Directors and serve at the discretion of the Board.

George G. Golleher. Mr. Golleher was elected as a Director in 1998 and as Chairman of the Board in 2000.  Mr. Golleher also serves as Chairman of the Company’s audit committee.  Mr. Golleher is a consultant and private investor. He previously served as President and Chief Operating Officer and as a Director of Fred Meyer, Inc. from May 1998 to June 1999. Prior to that, Mr. Golleher was the Chief Executive Officer and a Director of Ralphs Grocery Company from June 1995 until its merger with Fred Meyer, Inc. in May 1998. Mr. Golleher was a Director of Food 4 Less Supermarkets, Inc. since its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets, Inc. from January 1990 until its merger with Ralphs.  Mr. Golleher serves as a Director of Simon Worldwide, Inc., and of Rite Aid Corporation.

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

William G. Taves.  Mr. Taves joined the Company in the spring of 2002 to serve as the Chief Financial Officer.  Before joining the Company, Mr. Taves was the Chief Financial Officer of Encore Software, Inc., a corporation that filed for protection to reorganize under Chapter 11 of the Federal bankruptcy laws in 2002. Mr. Taves served at Encore Software, Inc. from 1998 to 2002.  Prior to that, Mr. Taves was Controller at Color Me Mine, Inc. and Jose Eber, Inc., following a position as Assistant Controller at California Pizza Kitchen, Inc. Preceding that, Mr. Taves was a Senior Auditor at Phillips, Rosen & Co. CPA’s, where he served from 1989 to 1993. Mr. Taves has a B.S. in Accounting from Arizona State University and is a Certified Public Accountant.

Robert D. Beyer. Mr. Beyer was elected as a Director in 1998.  Mr. Beyer also serves on the Company’s audit committee.  Mr. Beyer is President of Trust Company of the West (“TCW”) where he has been employed since 1995. Mr. Beyer was Co-Chief Executive Officer of Cresent Capital Corporation, a registered investment advisor, from 1991 until its acquisition by TCW in 1995. From 1983 to 1991, Mr. Beyer was a member of the investment banking departments of Bear, Stearns & Co., Inc. and of Drexel

Burnham Lambert, Incorporated. Mr. Beyer is also a Director of TCW and The Kroger Co.

Anwar S. Soliman. Mr. Soliman has served as a Director since we were organized in 1986. Mr. Soliman served as Chairman and Chief Executive Officer from 1987 until June 2000. Mr. Soliman is now the Chief Executive Officer of Spectrum Restaurant Group, Inc., which acquired the Non-Black Angus Subsidiaries from us in June 2000. Prior to 1986, Mr. Soliman was Executive Vice President of Grace and Group Executive of the Grace Restaurant Group, which he started in 1977. Mr. Soliman spent 22 years with Grace in various executive positions. Mr. Soliman received both a B.Commerce and an M.B.A. from Alexandria University and a Ph.D. from New York University.

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

SUMMARY COMPENSATION TABLE

Annual Compensation						Long-Term Compensation
						Awards		Payouts	All Other Compen- sation(b)
Name and Principal Position	Year		Salary	Bonus	Other Annual Compen- sation(a)	Restricted Stock Award(s)	Number of Options/ SARS	LTIP Payouts

Ralph S. Roberts	2002		$499,740	$—	$111,472	—	—	—	$12,000
(CEO and President)	2001	(c)	518,872	245,000	77,765	—	—	—	12,250
	2000		473,364	—	15,608	—	—	—	8,250

Patrick J. Kelvie	2002		253,000	—	—	—	—	—	8,750
(Vice President,	2001	(c)	237,077	92,000	—	—	—	—	8,625
Secretary, Treasurer, and	2000		222,692	—	—	—	—	—	7,572
General Counsel)

William G. Taves(d)	2002	(d)	107,692	—	31,000	—	—	—	7,000
CFO and Assistant	2001		—	—	—	—	—	—	—
Secretary)	2000		—	—	—	—	—	—	—

Anwar S. Soliman

2002

—

—

—

—

—

—

—

(Former Chairman and CEO)

2001

—

—

—

—

—

—

—

	2000	(e)	210,000	—	—	—	—	—	285,322

William J. McCaffrey, Jr.

2002

—

—

—

—

—

—

—

(Former Vice President)

2001

—

—

—

—

—

—

—

2000

(e)

161,250

—

7,731

—

—

412,700

Ken A. Di Lillo

2002

—

—

—

—

—

—

—

(Former V.P. Finance,	2001		—	—	—	—	—	—	—
Treasurer, and	2000	(e)	138,365	—	—	—	—	—	980
Asst. Secretary)

(a)             Amounts shown in this column for the last fiscal year include group term life insurance premiums for Mr. Roberts and housing expense for Mr. Taves.

(b)            Amounts shown in this column for the last fiscal year include auto allowance for Mssrs. Roberts and Kelvie.  Amounts also include Company matching contributions to a 401(k) plan for Mr. Kelvie.  The 2000 fiscal year amounts shown include severance and vacation payments of $281,322 for Mr. Soliman and $407,500 for Mr. McCaffrey.

(c)             We had two executive officers in 2001.

(d)            Amounts shown for 2002 are for a partial year.

(e)             Amounts shown in 2000 are for partial years for Mssrs. Soliman, McCaffrey, and Di Lillo. There were no payments made to these individuals in 2001 or 2002.

Employment Agreements

The following table sets forth, with respect to any executive officer who has entered into an employment agreement with the Company, the base salary together with the termination date of such agreement:

Name of Individual	Capacity in Which Served	Base Salary	Termination Date

Ralph S. Roberts	Chief Executive Officer and President	$500,000	12/31/03

We have entered into an employment agreement with Ralph S. Roberts, our Chief Executive Officer and President. The agreement provides, among other things, for adjustments to his base salary and automatic extension of the agreement. The agreement also provides for certain other benefits, including a maximum of one year’s pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreement provides for payment until the earlier of six months or the end of the employment term if Mr. Roberts terminates his employment for cause, but does not provide for any salary in the event we terminate him for cause.

In addition, we entered into a consulting agreement with George G. Golleher, Chairman and Director. The agreement provided for monthly payments for consulting services and expenses for a total amount of $348,000 for the period from January 1, 2002 through December 30, 2002.  The consulting agreement automatically extends, but is terminable without cause by either party upon 90 days’ notice.

Savings Plan

The American Restaurant Group Savings and Investment Plan (the “Savings Plan”) is our 401(k) plan established for the benefit of employees who satisfy certain requirements.  These requirements include completion of one year of service with a minimum of 1,000 hours worked.  Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant’s total earnings for a calendar year (but not in excess of $11,000 for 2002).  Until January 2003, the Company made matching contributions to the Savings Plan equal to 25% of the participant’s contributions up to 6% of the participant’s earnings.  A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump-sum form. Distributable benefits are based on the value of the participant’s individual account balance that is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company.  Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan.  Based upon the Savings Plan vesting schedule, as of 2002, 100% of the Company matching contributions were vested for Mr. Kelvie.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock (as if all outstanding warrants were exercised), as of December 30, 2002, by (i) each of our directors, (ii) our Chief Executive Officer and certain other highly compensated executive officers, (iii) all executive officers and directors as a group, and (iv) each person believed to own beneficially more than 5% of our outstanding common stock. Pursuant to a voting trust agreement, Anwar S. Soliman controls Holdings and, accordingly, together with his direct ownership of common stock and a second voting trust agreement (described in footnote (8) below), effectively controls the voting of all (without giving effect to the exercise of any outstanding warrants) our outstanding common stock, subject to the terms of a securityholders’ agreement.

Name of Beneficial Owner	Number of Shares		Percent of Outstanding Class	Percent Ownership(1)
Anwar S. Soliman(2)	22,416		17.5%	9.6%
Roberts Family Limited Partnership	9,702		7.6	4.2
Patrick J. Kelvie	387		0.3	0.2
William G. Taves	—		—	—
Robert D. Beyer(3)	—		—	—
George G. Golleher(4)	—		—	—
M. Brent Stevens(5)	—		—	—
American Restaurant Group Holdings, Inc.(6)	93,150		72.7	40.0
All directors and officers as a group (six persons)	32,505		25.4	14.0
TCW Investors and related entities(7)	57,226	(8)	—	24.6

(1)                                  Gives effect to the exercise of all outstanding warrants. Excludes the effect of the potential conversion of the preferred stock to common stock, as allowed by amendments to the preferred stock done in connection with the Refinancing.  Upon such a conversion, management expects the holders of the preferred stock would own a significant majority of the common stock on a fully diluted basis.

(2)                                  Does not include 12,515 shares of our common stock for which Mr. Soliman controls voting rights pursuant to a voting trust agreement.  Also see footnote (6).

(3)                                  Does not include shares deemed to be beneficially owned by the TCW Investors (as defined herein). Robert D. Beyer is President of TCW, of which TCW Group (see footnote (8) below) and the TCW Investors are affiliates.  Mr. Beyer shares investment power for the following TCW Investors: TCW Shared Opportunity Fund II L.P., TCW Leveraged Income Trust, L.P., and TCW Shared Opportunity Fund IIB, LLC. See footnote (7) below.

(4)                                  George G. Golleher was elected Director of the Company as nominee of the TCW Investors.

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

(7)                                  TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Leveraged Income Trust, L.P., and Brown University.

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

Two of our present management stockholders and certain other stockholders (collectively, the “Management Shareholders”) entered into a voting trust agreement dated February 25, 1998 in accordance with which Anwar S. Soliman, Director, exercises, as voting trustee, all voting and substantially all other rights to which such shareholders would otherwise be entitled until the earlier of August 15, 2005 or the earlier termination of the voting trust agreement. As a result, Mr. Soliman is considered the beneficial owner of approximately 100% of the outstanding shares of our common stock (approximately 55.0% on a fully diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing).  In addition, the Management Shareholders entered into other agreements pursuant to which such holders were granted registration rights substantially identical to the rights granted to the holders of the warrants pursuant to a securityholders’ agreement. Each of the Management Shareholders is also party to a subscription agreement with Holdings, which provides such stockholder certain rights with respect to shares of Holdings common stock held by such stockholder.

Management believes that, as of December 30, 2002, the holders of the Company’s preferred stock held warrants for 40% of the common stock on a diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing.  If the preferred stock does convert to common stock, then management expects the holders of the preferred stock will own a significant majority of the common stock on a fully diluted basis.

Securityholders’ Agreement

In connection with the February 1998 recapitalization plan, each of Holdings, the Management Shareholders, Jefferies & Company, Inc. (“Jefferies”), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University, and TCW Shared Opportunity Fund IIB, LLC (collectively, the “TCW Investors”), and TCW Asset Management Company entered into a securityholders’ agreement concerning the Company (the “Securityholders Agreement”). The Securityholders Agreement provides that each of the parties will agree to vote all of its shares of the Company’s equity securities so that the composition of the Company’s Board of Directors consists of five members, two of whom will be management nominees, two of whom will be nominees of the TCW Investors, and one of whom, the remaining director, will be an independent director designated by Jefferies; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company’s common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company’s common stock being listed for trading on any of the New York Stock Exchange, the Nasdaq National Market, or the American Stock Exchange, the TCW Investors and management will mutually choose the remaining director and Jefferies will no longer have any right to designate a director.  The Securityholders Agreement does not limit the rights of the holders of the preferred stock under the Certificate of Designation to elect additional directors to serve on the Company’s Board of Directors in certain circumstances.

The Securityholders Agreement also provides that (i) in the event that Holdings sells or transfers any of its shares of the Company’s equity securities, directly or indirectly, TCW Investors will have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings’ sale or transfer, (ii) TCW investors will have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Securityholders Agreement (other than Management Shareholders) to purchase the equity securities being sold; and (iii) TCW Investors have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of any capital stock of the Company’s subsidiaries, a sale of a material amount of the assets and properties of the Company, transactions with affiliates, and amendments to the Company’s Certificate of Incorporation and Bylaws. In addition, the Securityholders Agreement provides that certain of the TCW Investors’ purchasers will receive payments from the Company with respect to withholding obligations as a result of their ownership of the preferred stock, which amount shall not exceed $125,000 per year. The Company made no such payments in 2002. None of the rights under the Securityholders Agreement are transferable by TCW Investors.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 28, 2000, we sold all of the outstanding stock of the Non-Black Angus Subsidiaries to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.), a company that is controlled by Anwar S. Soliman, a Company shareholder and Director. There was no gain or loss recorded because of the related-party nature of the stock sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between us and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million has been charged as a result of the sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the Non-Black Angus Subsidiaries.

We satisfied our obligations to pay such liabilities in 2002.  We are in discussion with Spectrum Restaurant Group, Inc. to resolve and document the reimbursement, assumption, and indemnification obligations by Spectrum Restaurant Group, Inc. of remaining liabilities related to the Non-Black Angus Subsidiaries.  Any resulting adjustment will be recognized when the amount becomes known.  For the year ended December 30, 2002, we recognized $500,000 as a loss from discontinued operations for the expenses associated with the Stock Sale and have $100,000 in receivables outstanding from Spectrum Restaurant Group, Inc.

Jefferies, the initial purchaser of the New Notes, owns approximately 2.4% of our common stock on a fully diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing. In connection with its ownership of the common stock, Jefferies is a party to the Securityholders Agreement concerning us, pursuant to which Jefferies is entitled to designate a member of our board of directors. M. Brent Stevens is the current board member designated by Jefferies. Mr. Stevens is an Executive Vice President of the Corporate Finance Department of Jefferies. In addition, from time to time, Jefferies and its affiliates have provided in the past and may provide in the future investment banking and financial advisory services to the Company and its affiliates in the ordinary course of business. Jefferies or its affiliates, as applicable, has received or will receive customary compensation in connection with such services.

ITEM 14.                                              CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Consolidated Financial Statements.  See the Index to Consolidated Financial Statements on page F-1.

(b)                                 Reports on Form 8-K.  We filed one Form 8-K on November 14, 2002 concerning amendment of our revolving credit facility.  We filed another Form 8-K on November 15, 2002, announcing the filing of Form 10-Q/A’s that day for the first, second and third fiscal quarters of 2002 to supersede the respective quarterly filings submitted on November 14, 2002.

(c)                                  List of Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of May 9, 2000, between the Company and NBACo, Inc.*****

2.2	Amendment No. 1, dated as of June 26, 2000, to Stock Purchase Agreement, dated May 9, 2000, between the Company and NBACo, Inc.*****

3.1	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1991.*

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 21, 1992.*

3.3	Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1998.***

3.4

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

3.5	By-Laws of the Company.*

4.1	Indenture dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as Trustee (including specimen certificate of 11.5% Senior Secured Note due 2003).***

4.2	Warrant Agreement dated as of February 25, 1998 between the Company and U.S. Trust Company of California, N.A., as warrant agent (including specimen certificate of warrant).***

4.3	Registration Rights Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc.***

4.4	Securityholders’ and Registration Right Agreement dated as of February 25, 1998 between the Company and Jefferies & Company, Inc., as purchaser.***

Exhibit No.	Description

4.5	Management Registration Right Agreement dated as of February 28, 1998 between the Company and the Management Stockholders.***

4.6	Certificate of Designation filed with the Secretary of State of Delaware on February 24, 1998.***

4.7	Certificate of Correction to the Certificate of Designation filed with the Secretary of State of Delaware on February 25, 1998.***

4.8

Form of Indenture relating to the 12% Senior Subordinated Debentures to be entered into between the Company and a trustee (including specimen certificate of 12% Senior Subordinated Debenture due 2003).****

4.9

First Supplemental Indenture, dated as of June 28, 2000, to Indenture dated as of February 25, 1998, between the Company and U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.)*****

4.10

Second Supplemental Indenture, dated as of October 31, 2001, to Indenture, dated as of February 25, 1998, between the Company and BNY Western Trust Company (successor in interest to U.S. Trust Company, National Association, formerly known as U.S. Trust Company of California, N.A.).******

4.11	Registration Rights Agreement dated as of October 31, 2001 between the Company and Jefferies & Company, Inc.******

9.1	Common Stock Voting Trust and Transfer Agreement, dated as of February 24, 1998, among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee.***

9.2

Securityholders Agreement, dated as of February 25, 1998, among the Company, American Restaurant Group Holdings, Inc., Jefferies & Company, Inc., TCW Asset Management Company, and the Management Stockholders.***

10.1	Amended and Restated Employment Agreement, dated as of December 14, 1993, between the Company and Ralph S. Roberts.**

10.2

Loan Agreement, dated as of December 17, 2001, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation and ARG Terra, Inc., as borrowers.*****

10.3

Amendment No. 1 to Loan Agreement, effective as of June 28, 2002 between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers.*******

10.4

Amendment No. 2 to Loan Agreement, effective as of November 13, 2002, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers.********

10.5

Second Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 17, 2001, among BNY Western Trust Company, as collateral agent and as trustee, the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers, and Foothill Capital Corporation, as lender.******

Exhibit No.	Description

10.6	Amended and Restated Master Lease, dated May 11, 1998, between ARG Properties I, LLC, as landlord, and ARG Enterprises, Inc., as tenant.*******

10.7	Amended and Restated Master Lease, dated May 11, 1998, between ARG Properties II, LLC, as landlord, and ARG Enterprises, Inc., as tenant.*******

10.8	Guaranty of Lease, dated May 11, 1998, by the Company in favor of ARG Properties I, LLC, as landlord.*******

10.9	Guaranty of Lease, dated May 11, 1998, by the Company in favor of ARG Properties II, LLC, as landlord.*******

99.1	Letter dated March 29, 2002 by the Company confirming certain assurances received from Arthur Andersen LLP.*******

99.2	Certificate of Chief Executive Officer and Chief Financial Officer.*********

*

Incorporated by reference to the Registrant’s Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended with Amendment No. 1 filed on September 11, 1992.

**	Incorporated by reference to the Registrant’s Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.

***	Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

****	Incorporated by reference to the Registrant’s Registration Statement No. 333-55861 on Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 29, 1998.

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 28, 2000 and filed with the Securities and Exchange Commission on July 12, 2000.

******	Incorporated by reference to the Registrant’s Registration Statement No. 333-76442 to Form S-1 filed with the Securities and Exchange Commission on January 8, 2002.

*******	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.

********	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.

*********	Filed herewith.

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

/s/ George G. Golleher	Director and Chairman	March 28, 2003
George G. Golleher

/s/ Ralph S. Roberts	President, Chief Executive	March 28, 2003
Ralph S. Roberts	Officer, and Director

(Principal Executive Officer)

/s/ William G. Taves	Chief Financial Officer and	March 28, 2003
William G. Taves	Assistant Secretary

/s/ Robert D. Beyer	Director	March 28, 2003
Robert D. Beyer

/s/ Anwar S. Soliman	Director	March 28, 2003
Anwar S. Soliman

/s/ M. Brent Stevens	Director	March 28, 2003
M. Brent Stevens

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

American Restaurant Group, Inc. (the “Company”) restated its financial statements for 2001 and prior periods, as described in Note 2 to the consolidated financial statements included as part of this annual report on Form 10-K.  The Company’s prior independent accountants, Arthur Andersen LLP, are not able to reissue their report because they ceased operations in 2002, nor have they audited the restatement adjustments related to the fiscal year ended December 25, 2000 as described in Note 2.  Also, certain records and management personnel responsible for relevant earlier time periods are no longer available as a result of the Stock Sale (see Note 1.d) in 2000. In these circumstances, the Company’s successor independent accountants, PricewaterhouseCoopers LLP, were unable to perform an audit in conformance with generally accepted auditing standards and, therefore, are not able to issue an opinion on the financial statements for the fiscal year ended December 25, 2000. Accordingly, the Company’s restated financial statements as of and for the fiscal year ended December 25, 2000 are unaudited.

Report of Independent Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2001, and December 30, 2002	F-3

Consolidated Statements of Operations for the Fiscal Years Ended December 25, 2000 (unaudited), December 31, 2001, and December 30, 2002	F-5

Consolidated Statements of Common Stockholders’ (Deficit) for the Fiscal Years Ended December 25, 2000 (unaudited), December 31, 2001, and December 30, 2002	F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2000 (unaudited), December 31, 2001, and December 30, 2002	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of American Restaurant Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, common stockholders’ (deficit) and cash flows present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and its subsidiaries at December 31, 2001 and December 30, 2002, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 30, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The consolidated statements of operations, common stockholders’ (deficit) and cash flows of American Restaurant Group, Inc. and its subsidiaries for the fiscal year ended December 25, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 2, in their report dated March 14, 2002.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated statements of operations, common stockholders’ (deficit) and cash flows for the fiscal year ended December 25, 2000 (presented herein as unaudited) and its consolidated balance sheet and related consolidated statements of operations, common stockholders’ (deficit) and cash flows as of and for the fiscal year ended December 31, 2001, all of which were previously audited by other independent accountants who have ceased operations.  We performed no auditing procedures with respect to the consolidated financial statements for the fiscal year ended December 25, 2000, and we express no opinion on such financial statements.

As discussed in Note 1.p to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 19, 2003

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND DECEMBER 30, 2002

ASSETS

	(Restated) December 31, 2001	December 30, 2002

CURRENT ASSETS:
Cash	$7,384,000	$4,773,000
Rebates and other receivables, net of reserves of $252,000 in 2001 and $50,000 in 2002	2,985,000	3,018,000
Inventories	2,800,000	3,031,000
Prepaid expenses	3,002,000	1,454,000

Total current assets	16,171,000	12,276,000

PROPERTY AND EQUIPMENT, net
Land and land improvements	834,000	711,000
Buildings and leasehold improvements	36,559,000	36,029,000
Fixtures and equipment	11,351,000	10,552,000
Property held under capital leases	1,060,000	709,000
Construction in progress	1,299,000	687,000
Net Property and Equipment	51,103,000	48,688,000

OTHER ASSETS:
Goodwill, net	8,287,000	8,287,000
Intangible assets, net	8,910,000	7,718,000
Other	253,000	904,000
Net other assets	17,450,000	16,909,000

Total assets	$84,724,000	$77,873,000

(consolidated balance sheets continued on following page)

The accompanying notes are an integral part of these consolidated statements.

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT)

	(Restated) December 31, 2001	December 30, 2002

CURRENT LIABILITIES:
Accounts payable	$11,126,000	$7,825,000
Accrued liabilities	4,585,000	4,235,000
Gift-certificate liability	6,755,000	6,226,000
Self-insurance reserves	3,312,000	3,526,000
Accrued interest	3,447,000	3,385,000
Accrued employee costs	4,207,000	4,141,000
Accrued occupancy	3,998,000	4,696,000
Current portion of obligations under capital leases	796,000	646,000
Current portion of long-term debt	402,000	3,491,000
Liabilities of discontinued operations	525,000	—

Total current liabilities	39,153,000	38,171,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,799,000	1,153,000
Long-term debt, net of unamortized discount	157,272,000	155,697,000

Total long-term liabilities	159,071,000	156,850,000

DEFERRED GAIN ON SALE-LEASEBACK	3,990,000	3,788,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 58,883 shares accrued and outstanding at December 31, 2001 and 68,046 shares accrued and outstanding at December 30, 2002	64,108,000	74,586,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 31, 2001 and December 30, 2002	1,000	1,000
Paid-in capital	1,390,000	—
Accumulated (deficit)	(182,989,000)	(195,523,000)

Total common stockholders’ (deficit)	(181,598,000)	(195,522,000)

Total liabilities and common stockholders’ (deficit)	$84,724,000	$77,873,000

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2000, DECEMBER 31, 2001,

AND DECEMBER 30, 2002

	Fiscal Year ended
	(Unaudited and Restated) December 25, 2000	(Restated) December 31, 2001	December 30, 2002

REVENUES	$299,965,000	$301,766,000	$295,347,000

RESTAURANT COSTS:
Food and beverage	103,339,000	101,434,000	97,175,000
Payroll	82,818,000	87,921,000	89,605,000
Direct operating	71,027,000	73,869,000	72,164,000
Depreciation and amortization	9,554,000	8,731,000	7,364,000

GENERAL AND ADMINISTRATIVE EXPENSES	11,208,000	10,442,000	10,232,000

COSTS OF NOTE EXCHANGE	—	5,496,000	—

Operating profit from continuing operations	22,019,000	13,873,000	18,807,000

INTEREST EXPENSE, net	18,492,000	17,977,000	21,705,000

Income /(Loss) before provision for income taxes	3,527,000	(4,104,000)	(2,898,000)

PROVISION FOR INCOME TAXES	185,000	70,000	48,000

Income/(Loss) from continuing operations	3,342,000	(4,174,000)	(2,946,000)

Income/(Loss) from discontinued operations	3,474,000	—	(500,000)

EXTRAORDINARY (LOSS) ON EXTINGUISHMENT OF DEBT	(473,000)	(435,000)	—

Net Income/(Loss)	6,343,000	(4,609,000)	(3,446,000)

PREFERRED STOCK DIVIDENDS, ISSUED AND ACCRUED	8,734,000	9,121,000	10,478,000

Loss to common stockholders	$(2,391,000)	$(13,730,000)	$(13,924,000)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ (DEFICIT)

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2000, DECEMBER 31, 2001,

AND DECEMBER 30, 2002

	Common Stock		Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

BALANCE, as previously reported December 27, 1999(1)	128,081	$1,000	$50,552,000	$(180,510,000)	$(129,957,000)
Cumulative effect of restatement at December 27, 1999(2)	—	—	(4,338,000)	(4,213,000)	(8,551,000)

BALANCE, December 27, 1999(2)	128,081	$1,000	$46,214,000	$(184,723,000)	$(138,508,000)

Net Income(2)	—	—	—	6,343,000	6,343,000
Net book value of assets and liabilities transferred in Stock Sale in excess of proceeds from sale(1)	—	—	(26,788,000)	—	(26,788,000)
Amortization of preferred stock issuance costs (1)	—	—	(399,000)	—	(399,000)
Preferred stock dividends, issued and accrued(2)	—	—	(8,335,000)	—	(8,335,000)

BALANCE, December 25, 2000(2)	128,081	$1,000	$10,692,000	$(178,380,000)	$(167,687,000)

Net (Loss)(3)	—	—	—	(4,609,000)	(4,609,000)
Adjustments to net book value of assets and liabilities transferred in Stock Sale	—	—	(181,000)	—	(181,000)
Amortization of preferred stock issuance costs	—	—	(399,000)	—	(399,000)
Preferred stock dividends, issued and accrued(3)	—	—	(8,722,000)	—	(8,722,000)

BALANCE, December 31, 2001(3)	128,081	$1,000	$1,390,000	(182,989,000)	$(181,598,000)

Net (Loss)	—	—	—	(3,446,000)	(3,446,000)
Amortization of preferred stock issuance costs	—	—	(399,000)	—	(399,000)
Preferred stock dividends, issued and accrued	—	—	(991,000)	(9,088,000)	(10,079,000)

BALANCE, December 30, 2002	128,081	$1,000	$—	$(195,523,000)	$(195,522,000)

(1)          Unaudited

(2)          Unaudited and restated

(3)          Restated

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 25, 2000, DECEMBER 31, 2001,

AND DECEMBER 30, 2002

	Fiscal Year ended
	(Unaudited And Restated) December 25, 2000	(Restated) December 31, 2001	December 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Income (loss) from continuing operations after extraordinary items	$2,869,000	$(4,609,000)	$(2,946,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operating activities:

Extraordinary loss on extinguishment of debt	473,000	435,000	—
Depreciation and amortization	9,554,000	8,731,000	7,364,000
Loss on disposition of assets	581,000	—	—
Amortization of deferred gain on sale-leaseback	(203,000)	(202,000)	(202,000)
Amortization of discount on New Notes	—	311,000	1,866,000

(Increase) decrease in assets:
Accounts receivable, net	(283,000)	(47,000)	(33,000)
Inventories	(98,000)	(187,000)	(231,000)
Prepaid expenses	70,000	(199,000)	1,548,000
Deposits and other L/T assets	(29,000)	(17,000)	(648,000)
Increase (decrease) in other liabilities:
Accounts payable	4,308,000	(1,071,000)	(3,301,000)
Accrued liabilities	5,659,000	(3,020,000)	(95,000)

Net cash provided by continuing operating activities	$22,901,000	$125,000	$3,322,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,872,000)	(3,786,000)	(3,467,000)
Proceeds from disposition of assets	12,000	26,000	—

Net cash (used in) investing activities	(7,860,000)	(3,760,000)	(3,467,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from Stock Sale	17,000,000	—	—
Payments on indebtedness	(16,275,000)	(15,635,000)	(352,000)
Net proceeds received from New Notes	—	28,500,000	—
Increase in deferred debt costs	(1,092,000)	(2,477,000)	(293,000)
Payments on capital lease obligations	(637,000)	(706,000)	(796,000)
Net cash provided by /(used in) financing activities	(1,004,000)	9,682,000	(1,441,000)

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	14,037,000	6,047,000	(1,586,000)

NET (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	(10,099,000)	(2,601,000)	(1,025,000)

NET INCREASE (DECREASE) IN CASH	3,938,000	3,446,000	(2,611,000)

CASH, at beginning of period	—	3,938,000	7,384,000

CASH, at end of period	$3,938,000	$7,384,000	$4,773,000

CASH (payments)/refunds during the year:
Interest	$(19,279,000)	$(20,650,000)	$(19,773,000)
Income taxes	(329,000)	(77,000)	128,000

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 25, 2000 (unaudited), DECEMBER 31, 2001, AND DECEMBER 30, 2002

1.                                       Background and Summary of Significant Accounting Policies

a.               Company

The Company, a Delaware corporation, through its subsidiary ARG Enterprises, Inc., operates Stuart Anderson’s Black Angus and Stuart Anderson’s Cattle Company steakhouses, which are middle-price full-service restaurants located primarily in California, the Pacific Northwest, and Arizona.  The Company is a subsidiary of American Restaurant Group Holdings, Inc. (“Holdings”), also a Delaware corporation.  At fiscal year-end 2000, 2001, and 2002, the Company operated 105, 107, and 109 restaurants, respectively, in its only continuing operating segment.

b.              Operations

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

c.               Liquidity

The Company is highly leveraged. Based upon current levels of operations and anticipated growth, management expects that cash flows generated from operations, together with other available sources of liquidity, will be adequate to make required payments of principal and interest on indebtedness, to make anticipated capital expenditures, and to finance working-capital requirements for at least the next twelve months.  Management does not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of all the senior indebtedness upon maturity in 2006 and, accordingly, will need to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.  There can be no assurance that such financing will be available or, if available, at a cost that is acceptable to the Company.

d.              Sale of Stock to Spectrum Restaurant Group, Inc., a Related Party

In June 2000, the Company sold all of the outstanding stock of four wholly owned subsidiaries (“Non-Black Angus Subsidiaries”) to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.).  The operations of the sold subsidiaries are accounted for as discontinued operations and the results for all periods are classified in accordance with Accounting Principles Board Opinion No. 30.  Also see Note 9.

e.               Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

f.                 Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

g.     Fiscal Year

The Company’s fiscal year ends on the last Monday in December.  The Company uses a 5-week/4-week/4-week quarterly accounting cycle.  As a result, the Company has a 53-week fiscal year once every 5 years.  2001 was a 53-week fiscal year.

h.              Revenue Recognition

The Company records revenue from the sale of food, beverage, and alcohol as products are sold.  Proceeds from the sale of gift cards and gift certificates are recorded in current liabilities and recognized as revenue when redeemed by the holder.  Unredeemed gift cards and certificates are recognized as revenue only after such a period of time indicates, based on the Company’s historical experience, the likelihood of redemption is remote.  Revenue from unredeemed gift certificates was $975,000, $1,138,000, and $1,133,000 in 2000, 2001, and 2002, respectively.

i.                  Rebates and Receivables

Rebates and receivables consists primarily of vendor rebates for food purchases and credit-card receivables.

j.                  Inventories

Inventories consist primarily of food and beverages of $2,626,000 and $2,836,000 as of December 31, 2001 and December 30, 2002, respectively.  The Company also includes supplies in inventories.  Inventories are valued at the lower of cost (first-in, first-out method) or market value.

k.     Pre-opening Costs

The Company expenses pre-opening costs associated with new store openings as incurred.

l.                  Advertising Costs

Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, “Reporting of Advertising Costs.”  Advertising expense for the fiscal years ended December 25, 2000, December 31, 2001, and December 30, 2002 was $16,134,000, $13,501,000, and $13,217,000, respectively.  Prepaid Advertising as of December 31, 2001 and December 30, 2002 was $686,000 and $910,000 respectively.

m.            Property and Equipment

Property and equipment is recorded at cost.  The Company provides for depreciation and amortization based upon the estimated useful lives of depreciable assets using the straight-line method.  Estimated useful lives are as follows:

Land improvements	20 years
Buildings	30 to 35 years
Fixtures and equipment	3 to 10 years
Property held under capital leases	Life of lease
Leasehold Improvements	Lesser of useful life or life of lease

When a restaurant is opened, the initial purchase of expendable equipment, such as china, glassware, and silverware, is recorded as an asset and is not depreciated.  Subsequent purchases of these items are expensed upon purchase.

Substantially all of the Company’s and its direct subsidiaries’ assets, including property and equipment, are pledged as collateral to support the senior debt of the Company.

Replacements and maintenance and repairs that do not extend the lives of the assets are expensed.

	December 31, 2001	December 30, 2002
PROPERTY AND EQUIPMENT:
Land and land improvements	$2,598,000	$2,598,000
Buildings and leasehold improvements	71,076,000	71,879,000
Fixtures and equipment	48,914,000	45,213,000
Property held under capital leases	7,293,000	7,293,000
Construction in progress	1,299,000	687,000

	131,180,000	127,670,000

Less – Accumulated depreciation	80,077,000	78,982,000

Net Property and equipment	$51,103,000	$48,688,000

Beginning in 2002, potential impairments of long-lived assets, including amortizable intangibles, have been assessed in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company periodically reviews for impairment the carrying value of its intangible assets.  The Company assesses the recoverability of the assets based on the estimated, future, undiscounted cash flows of the asset. If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows.  No impairment has been recorded.

The Company reviews each restaurant property periodically and determines which properties may be considered for closure.  This determination is made based on poor operating results, deteriorating property values, and other factors.  In addition, the Company reviews all restaurants with negative cash flows for impairment on a periodic basis.  The Company assesses the recoverability of the assets based on the restaurant’s estimated, future, undiscounted cash flows.  If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows.  No restaurants were impaired in 2001 and 2002.

n.              Interest Costs

Interest costs incurred during the construction period of restaurants are capitalized.  No interest costs were capitalized during 2000, 2001, or 2002.

o.              Other Assets

Other assets include goodwill, intangible assets, and other assets, such as deposits.  Intangible assets are amortized using the straight-line method over the periods estimated to be benefited, but not greater than 40 years.

Estimated useful lives for intangible assets are as follows:

Trademarks/service marks	3 to 40 years
Deferred debt costs	Term of debt
Leasehold interests	Life of lease
Liquor licenses	14-40 years

The following table details the components of intangible assets, net of accumulated amortization, included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2001	December 30, 2002

Trademarks/service marks and other	$1,836	$1,836
less: Accumulated amortization	(713)	(759)
Liquor licenses and deferred charges	2,928	2,928
less: Accumulated amortization	(687)	(779)
Deferred debt costs	11,206	11,499
less: Accumulated amortization	(6,870)	(7,896)
Leasehold interests	6,577	6,577
less: Accumulated amortization	(5,367)	(5,688)

Net other assets	$8,910	$7,718

Amortization expense for the next 3 years will be $1.5 million, $1.3 million in 2006, and $459,000 in 2007.  As of December 31, 2001 and December 30, 2002, no indicators of impairment exist.

p.              Goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives and will be tested for impairment under SFAS 144. SFAS 142 is effective for the Company’s fiscal year beginning January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, however, are subject immediately to the non-amortization and amortization provisions of this Statement. During the fiscal year ended December 30, 2002, we completed the annual goodwill impairment test required under the provisions of SFAS 142. Management determined that no impairment exists and, as a result, no impairment losses were recorded in fiscal 2002. In accordance with SFAS 142, the Company reclassified $501,000 net from intangible assets to goodwill relating to acquisition costs connected with the 1987 acquisition of Stuart Anderson's from Saga Corporation. The following table presents the effect of SFAS 142 on net income (loss) had the accounting standard been in effect for the years ended December 25, 2000 and December 31, 2001 (in thousands):

	Fiscal Years Ended
	(Unaudited and restated) 2000	(Restated) 2001	2002

Net income (loss), as reported	$6,343	$(4,609)	$(3,446)
Amortization of goodwill	331	331	—
Pro forma net income (loss)	$6,674	$(4,278)	$(3,446)

q.              Self-Insurance Reserves

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

r.                 Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts receivable and payable, and debt instruments.  The carrying values of all financial instruments, other than debt instruments, are representative of their fair value due to their short-term maturity.  The fair value of the Company’s long-term debt instruments is estimated based on the current rates offered to the Company.  The Company believes that the carrying value of the Company’s long-term debt approximates the current fair value because of the comparable market rate of interest.  Fair-value estimates are made at a specific point in time, based on relevant market information.

s.               Earnings per Share

Earnings-per-share information is omitted because the Company’s common stock does not trade in the public markets.  Therefore, an earnings-per-share disclosure is not meaningful.

t.                 Income Taxes

The Company accounts for income taxes under an asset-and-liability approach. Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes, (ii) net operating loss, (iii) tax-credit carryforwards, and (iv) the amounts used for income-tax purposes measured by applying currently enacted tax laws.  A valuation allowance is provided to reduce net deferred tax assets to the amount expected to be realized.

u.              Reclassifications

Certain prior year accounts have been reclassified to conform with the current year’s presentation.

v.              New Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company does not anticipate that its adoption of SFAS 145 will have a material impact on its consolidated balance sheets or consolidated statements of operations.

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

The Company does not anticipate that adoption of this statement will have a material impact on its consolidated balance sheets or consolidated statements of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company is currently evaluating this standard, however, it does not anticipate its adoption will have a significant effect on the Company’s financial statements.

2.                                       Restatement of Financial Statements

The Company's previously issued consolidated financial statements as of and for the fiscal years ended December 25, 2000 and December 31, 2001 are restated to correct the accounting for certain items, as described below:

The Company's previous liability for gift certificates was understated. The Company has corrected its accounting for its gift-certificate liability and adjusted the gift-certificate liability on the balance sheet as appropriate. This adjustment increased the accumulated deficit at December 27, 1999 by $3,088,000, decreased net income for the fiscal year ended December 25, 2000 by $724,000, and decreased net loss for the fiscal year ended December 31, 2001 by $1,404,000.

Certain utility and insurance deposits, previously reported as other assets at December 31, 2001 and earlier periods, were no longer recoverable at that date. The adjustments to write off these deposits increased the accumulated deficit at December 27, 1999 by $885,000, and decreased net income for the fiscal year ended December 25, 2000 by $100,000.

The Company improperly recorded certain credit-card receivables and rebate receivables in 2001. The Company has recorded an adjustment to reduce the carrying amount of the receivables on the balance sheet as of December 31, 2001. This adjustment increased net loss for the fiscal year ended December 31, 2001 by $1,086,000.

The Company's previous insurance accrual was understated at December 25, 2000. The Company has adjusted the accrual balance at December 25, 2000 accordingly. This adjustment decreased net income for the year ended December 25, 2000 by $352,000.

The Company previously recorded in the fiscal year ended December 31, 2001 certain interest income that was earned in the fiscal year ended December 25, 2000. A portion of this interest income incorrectly recorded in 2001 was recorded in the revenue line in the statement of operations. The Company has recorded an adjustment to recognize the interest income in the appropriate periods. This adjustment increased net income for the fiscal year ended December 25, 2000 and increased net loss for the fiscal year ended December 31, 2001 by $544,000.

In connection with the issuance of the Company's preferred stock in 1998, the Company did not properly record the accretion of the redemption price due at maturity. Accordingly, the Company has recorded an adjustment to increase the carrying amount on the balance sheet for preferred stock and correspondingly adjusted paid-in capital, accumulated deficit, and loss to common stockholders.

The Company recorded certain other adjustments and reclassifications for other entries affecting the reporting periods.

The effects of the corrections to the Company's consolidated financial statements as of December 31, 2001 and for the fiscal years ended December 25, 2000 and December 31, 2001 are as follows (in thousands):

	As of December 31, 2001
(in thousands)	As Previously Reported (1)	As Restated
ASSETS
CURRENT ASSETS:
Cash	$7,814	$7,384
Rebates and Other receivables, net	4,071	2,985
Inventories	3,040	2,800
Prepaid expenses	3,002	3,002
Total current assets	17,927	16,171

Net Property & Equipment	51,103	51,103
Net Other Assets	18,435	17,450
Total assets	$87,465	$84,724

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$11,126	$11,126
Other Accrued liabilities	25,267	28,027
Total current liabilities	36,393	39,153

LONG-TERM LIABILITIES, net of current portion:	159,071	159,071

DEFERRED GAIN	3,990	3,990

CUMULATIVE PREFERRED STOCK	58,219	64,108

COMMON STOCKHOLDERS’ (DEFICIT):

Common Stock	1	1
Paid-in capital	7,279	1,390
Accumulated (deficit)	(177,488)	(182,989)
Total common stockholders’ (deficit)	(170,208)	(181,598)
Total liabilities and common stockholders’ deficit	$87,465	$84,724

(1)                                  Certain prior year accounts have been reclassified to conform with the current year’s presentation.

	Year Ended December 25, 2000		Year Ended December 31, 2001
(in thousands)	As Previously Reported (1)	As Restated (Unaudited)	As Previously Reported	As Restated

REVENUES	$299,822	$299,965	$302,160	$301,766

RESTAURANT COSTS:
Food and beverage	103,339	103,339	100,982	101,434
Payroll	82,818	82,818	87,921	87,921
Direct operating	69,721	71,027	74,323	73,869
Depreciation and amortization	9,554	9,554	8,731	8,731

GENERAL AND ADMIN. EXPENSES	11,108	11,208	10,417	10,442

COSTS OF NOTE EXCHANGE	—	—	5,496	5,496

Operating profit from continuing operations	23,282	22,019	14,290	13,873

INTEREST EXPENSE, net	19,036	18,492	17,825	17,977

Income /(Loss) before provision for income taxes	4,246	3,527	(3,535)	(4,104)

PROVISION FOR INCOME TAXES	185	185	70	70

Income/(Loss) from continuing operations	4,061	3,342	(3,605)	(4,174)

Income/(Loss) from discontinued operations	3,474	3,474	—	—

EXTRAORDINARY (LOSS) ON EXTINGUISHMENT OF DEBT	(473)	(473)	(435)	(435)

Net Income/(Loss)	7,062	6,343	(4,040)	(4,609)

Preferred stock dividends, issued and accrued	7,976	8,734	8,328	9,121
Loss to common stockholders	$(914)	$(2,391)	$(12,368)	$(13,730)

(1)  Certain prior year accounts have been reclassified to conform with the current year’s presentation.

3.                                       Lease Obligations

The Company leases certain of its operating facilities under terms ranging up to 40 years including renewal options.  These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.

The following is a summary of property held under capital leases and included in the accompanying consolidated balance sheets (in thousands):

	December 31, 2001	December 30, 2002

Property	$7,293	$7,293
Less – Accumulated depreciation	6,233	6,584

	$1,060	$709

The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 30, 2002 (in thousands):

Fiscal years ending	Operating Leases	Capitalized Leases
2003	$18,543	$836
2004	17,327	263
2005	14,962	232
2006	13,978	232
2007	14,318	232
Thereafter	189,741	882

Total minimum lease payments	$268,869	2,677

Less – Imputed interest (8.75% to 15.5%)		878

Present value of minimum lease payments		1,799

Less – Current portion		646

Long-term portion		$1,153

Rental expense was $16,650,000, $18,609,000, and $20,317,000 during 2000, 2001, and 2002, respectively.  Prepaid occupancy costs were $1,397,000 and $0 as of the fiscal years ended December 31, 2001 and December 30, 2002, respectively.

Sale-Leaseback

The Company entered into a sale-leaseback transaction in 1996.  As of December 31, 2001 and December 30, 2002, the Company had $3,990,000 and $3,788,000, respectively, in deferred gain on its balance sheet. This deferred amount is being amortized as a reduction of rental expense over the leaseback period.

4.                                       Long-Term Debt

Long-term debt is summarized as follows (in thousands):

	December 31, 2001	December 30, 2002
Senior secured notes, interest only due semiannually beginning August 15, 1998 at 11.5%, principal due February 15, 2003	$3,410	$3,410
Senior secured notes, interest only due semiannually beginning May 1, 2002 at 11.5%, principal due November 1, 2006	161,774	161,774
Unamortized discount on 2006 Notes	(9,020)	(7,154)
Other	1,510	1,158

	157,674	159,188
Less – Current portion	402	3,491

Long-term portion	$157,272	$155,697

Maturities of the remaining long-term debt during each of the five fiscal years following fiscal year-end 2002 are $3,491,000, $35,000, $44,000, $161,823,000, $56,000, and $893,000 thereafter.

In 2001, the Company entered into a loan agreement with Foothill Capital Corporation for a new revolving credit facility (the “New Credit Facility”). The New Credit Facility replaced the Company’s former credit facility with Fleet National Bank.   The New Credit Facility provides for cash borrowings and letters of credit in an aggregate amount of $15.0 million.  The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates on December 17, 2005. As of December 30, 2002, the Company had $7.7 million of letters of credit outstanding, primarily related to its self-insurance program, and no cash borrowings on its new revolver.    The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios.  During the fiscal year ended December 30, 2002, the Company was in compliance with all covenants except for Section 7.20(a)(i) (Minimum EBITDA) that pertained to the third quarter. On November 13, 2002, the Company obtained a waiver from its lender related to Section 7.20(a)(i).  The Company is currently in compliance with all covenants under the New Credit Facility.

Substantially all assets of the Company and its subsidiaries are pledged to senior lenders. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating balance requirements.

Management believes the fair value of the debt approximates its carrying value.

On October 31, 2001, the Company consummated an exchange offer (the “Exchange”) pursuant to which the Company offered to exchange its 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of its $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”) and an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), the Company had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

On February 18, 2003, the Company paid in full the $3,410,000 outstanding in Old Notes. The Company does not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal on long-term debt upon maturity in the year 2006 and, accordingly, it expects to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

The Company’s three wholly owned direct subsidiaries, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. (collectively, the “Direct Subsidiaries”), jointly and severally guarantee, on a full and unconditional basis, the outstanding indebtedness of the Company evidenced by the New Notes. The Company has no assets or operations that are independent of the Direct Subsidiaries.  The Company’s non-guarantor indirect subsidiary is minor.  There are no restrictions on the ability of the Company to obtain funds from the Direct Subsidiaries by dividend or loan.

5.                                       Income Taxes

The Company’s state income-tax provision, all of which was current, was $185,000, $70,000, and $48,000 in 2000, 2001, and 2002, respectively.  No provision for Federal income taxes was required in any year.

The income-tax effects of temporary differences that give rise to significant portions of the Company’s deferred income-tax assets and liabilities are as follows (in thousands):

	Fiscal year ended
	(Restated) December 31, 2001	December 30, 2002
Deferred income-tax asset:
Reserves and other accrued expenses not currently deductible for tax purposes	$3,237	$3,080
Long-lived asset impairment not recognized on tax return	2,813	2,813
Tax gain on sale/leaseback transactions, net	2,895	2,812
Net-operating-loss carryforward from continuing operations	34,016	44,641

Deferred income-tax asset	42,961	53,346

Deferred income-tax liability:
Tax depreciation greater than depreciation for financial reporting purposes	(5,723)	(5,225)
Costs capitalized for financial reporting purposes and expensed on tax return	(2,721)	(3,146)
Other, net from continuing operations	(410)	(575)

Deferred income-tax liability	(8,854)	(8,946)

Deferred asset, net of deferred liability	34,107	44,400
Valuation allowance	(34,107)	(44,400)

Net deferred income-tax asset	$—	$—

The effective tax rate differs from the Federal statutory rate of 34 percent as a result of the following items (in thousands):

	Fiscal year ended
	(Unaudited and restated) December 25, 2000	(Restated) December 31, 2001	December 30, 2002
Federal income-tax provision (benefit) at statutory rates	$2,220	$(1,543)	$(1,156)
State income-tax provision for which no Federal benefit was recorded	464	29	32
Losses for which no Federal benefit was recorded	—	1,727	710
Nondeductible items, principally intangible amortization	159	117	462
Benefit of net-operating-loss carryforward	(2,658)	—	—

Cancellation of debt income

—

(260

)

			—

Provision for income taxes	$185	$70	$48

At December 30, 2002, the Company had available net-operating-loss carryforwards for Federal income-tax purposes of $102,220,000 expiring in 2003 to 2022, and Federal general-business-credit carryforwards of $9,887,000, expiring in 2014 to 2020. The Company fully reserves both the net-operating-loss and general-business-credit carryforwards because sufficient doubt exists regarding the Company’s ability to use the carryforward before expiration.

6.                                       Commitments and Contingencies

The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $500,000 per year and expires in 2003 unless extended.

The Company has been named as defendant in various lawsuits.  Management’s opinion is that the outcome of such litigation will not materially affect the Company’s financial position or results of operations.

7.                                       Cumulative Preferred Stock, Mandatorily Redeemable

As part of a recapitalization plan in February 1998, the Company issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  The Company’s cumulative preferred stock is mandatorily redeemable on August 15, 2003.  The dividend rate may range between 12% and 15%.  If the Company does not redeem its preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, its preferred stock will be automatically redeemed for shares of common stock at that time and all rights of the preferred stock will terminate.  Management believes that the preferred stock will convert to common stock.

Stock dividends of 4,181 shares, 4,495 shares, and 4,831 shares were made on February 15, 2002, August 15, 2002, and February 15, 2003, respectively. There were 68,046 shares outstanding and accrued at December 30, 2002.

8.                                       Common Stock

As of December 29, 1997, all of the Company’s common stock was owned by Holdings and certain members of the Company’s management (the “Management Shareholders”). The Management Shareholders also own all outstanding shares of Holdings common stock other than shares of Holdings common stock issued to holders of the Holdings debenture units and rights to acquire shares of Holdings common stock issuable upon exercise of warrants.

In conjunction with the 1998 recapitalization plan, the Company issued shares of common stock to the Management Shareholders in an aggregate amount equal to 15% of the common stock on a fully diluted basis.  Such Management Shareholders entered into a voting trust agreement with Anwar S. Soliman, a Company shareholder and Director, to exercise all voting and substantially all other rights to which such Management Shareholders would otherwise be entitled until August 15, 2005, or the earlier termination of the agreement.  The Management Shareholders also entered into a shareholders’ agreement with the remaining Company shareholders, which provides that the parties will agree to vote all of their shares of the Company’s equity securities so that the Board of Directors of the Company consists of five directors, with two directors designated by the TCW Investors, two by the Management Shareholders, with the remaining director being an independent director initially designated by Jefferies.

9.                                       Related-Party Transactions

On June 28, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries to Spectrum Restaurant Group, Inc. (formerly known as NBACo, Inc.), a company that is controlled by Anwar S. Soliman, a Company shareholder and Director, and accounted for this business as a discontinued operation. The difference between net book value and proceeds was recorded as a charge to paid-in capital because of the related-party nature of the Stock Sale.  The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities with a net book value of $43.4 million to Spectrum Restaurant Group, Inc. Concurrent with the sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated.  Paid-in capital of $27.0 million has been charged as a result of the sale.  The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the Non-Black Angus Subsidiaries.

The Company satisfied its obligations to pay such liabilities in 2002.  The Company is in discussion with Spectrum Restaurant Group, Inc. to resolve and document the reimbursement, assumption, and indemnification obligations by Spectrum Restaurant Group, Inc. of remaining liabilities related to the Non-Black Angus Subsidiaries.  Any resulting adjustment will be recognized when the amount becomes known.  For the year ended December 30, 2002, the Company recognized $500,000 as a loss from discontinued operations for the expenses incurred in 2002 associated with the operations sold in the Stock Sale and has $100,000 in receivables outstanding from Spectrum Restaurant Group, Inc.

Jefferies, the initial purchaser of the New Notes, owns approximately 2.4% of the Company’s common stock on a fully diluted basis, excluding the effect of changes to the terms of the preferred stock after the Refinancing.  In connection with its ownership of the common stock, Jefferies is a party to the Securityholders Agreement concerning the Company, pursuant to which Jefferies is entitled to designate a member of the Company’s board of directors.  M. Brent Stevens is the current board member designated by Jefferies.  Mr. Stevens is an Executive Vice President of the Corporate Finance Department of Jefferies.  The Company paid Jefferies a fee of $5.6 million in fiscal 2001 associated with the Refinancing. In addition, from time to time, Jefferies and its affiliates have provided in the past and may provide in the future investment banking and financial advisory services to the Company and its affiliates in the ordinary course of business.  Jefferies or its affiliates, as applicable, has received or will receive customary compensation in connection with such services.

10.                                 Savings Plan

The American Restaurant Group Savings and Investment Plan (the “Savings Plan”) is a 401(k) plan established for the benefit of employees who satisfy certain requirements.  These requirements include completion of one year of service with a minimum of 1,000 hours worked.  Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant’s total earnings for a calendar year (but not in excess of $11,000 for 2002).  Until January 2003, the Company made matching contributions to the Savings Plan equal to 25% of the participant’s contributions up to 6% of the participant’s earnings. During fiscal 2000, 2001, and 2002, the Company contributed approximately $203,000, $209,000 and $191,000 to the Savings Plan, respectively.  At December 30, 2002, there were approximately 2,588 employees eligible and 481 contributors to the plan.  The Company is not in compliance with its filing requirements under ERISA.  The Company expects to return to compliance.

11.                                 Income/(Loss) from Discontinued Operations

The following chart summarizes the calculation of the net income/(loss) for discontinued operations of the Non-Black Angus restaurants for the fiscal years ended 2000, 2001, and 2002.  There was no activity in the discontinued operations in 2001.

($000)	December 25, 2000	December 31, 2001	December 30, 2002

Revenues	$65,111	$—	$—
Food and Beverage Costs	17,124
Payroll Costs	21,645
Direct Operating Costs	16,848		400
Depreciation and Amortization	1,763
General and Administrative
Expense	3,376		100
Non-cash Charge for Impairment	112
Grandy’s Conversion	752
Income/(Loss) before Taxes	3,491		(500)
Provision for Income Taxes	17

Income/(Loss) from
Discontinued Operations	$3,474	$—	$(500)

CERTIFICATION

I, Ralph S. Roberts, certify that:

1.                                       I have reviewed this annual report on Form 10-K of American Restaurant Group, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer

CERTIFICATION

I, William G. Taves, certify that:

1.                                       I have reviewed this annual report on Form 10-K of American Restaurant Group, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ William G. Taves
William G. Taves
Chief Financial Officer