Form 10-Q
period 2003-03-31
AMERICAN RESTAURANT GROUP INC
filed 2003-05-14
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☐ No ☒

Registrant's financial statements for fiscal year-end 2000 included in the Form 10-K filed on March 31, 2003 were unaudited.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of May 5, 2003 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.                                   FINANCIAL INFORMATION

ITEM 1.                                    FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 AND MARCH 31, 2003

	December 30, 2002	March 31, 2003
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,773,000	$5,532,000
Rebates and other receivables, net	3,018,000	2,947,000
Inventories	3,031,000	2,679,000
Prepaid expenses	1,454,000	1,713,000

Total current assets	12,276,000	12,871,000

PROPERTY AND EQUIPMENT, net:
Land and land improvements	711,000	680,000
Buildings and leasehold improvements	36,029,000	35,617,000
Fixtures and equipment	10,552,000	10,458,000
Property held under capital leases	709,000	622,000
Construction in progress	687,000	887,000

Net property and equipment	48,688,000	48,264,000

Other assets, net:	16,909,000	16,935,000

Total assets	$77,873,000	$78,070,000

	December 30, 2002	March 31, 2003
		(Unaudited)
LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,825,000	$11,010,000
Accrued liabilities	4,235,000	3,534,000
Gift-certificate liability	6,226,000	3,209,000
Self-insurance reserves	3,526,000	3,645,000
Accrued interest	3,385,000	7,889,000
Accrued employee costs	4,141,000	3,572,000
Accrued occupancy costs	4,696,000	4,966,000
Current portion of obligations under capital leases	646,000	484,000
Current portion of long-term debt	3,491,000	79,000

Total current liabilities	38,171,000	38,388,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,153,000	1,094,000
Long-term debt, net of unamortized discount	155,697,000	156,156,000

Total long-term liabilities	156,850,000	157,250,000

DEFERRED GAIN ON SALE-LEASEBACK	3,788,000	3,734,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 68,046 shares outstanding and accrued at December 30, 2002 and 70,552 shares outstanding and accrued at March 31, 2003	74,586,000	77,441,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 30, 2002 and March 31, 2003	1,000	1,000
Accumulated (deficit)	(195,523,000)	(198,744,000)

Total common stockholders’ (deficit)	(195,522,000)	(198,743,000)

Total liabilities and common stockholders’ deficit	$77,873,000	$78,070,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2002 AND MARCH 31, 2003

(UNAUDITED)

	Thirteen Weeks Ended
	April 1, 2002	March 31, 2003

REVENUES	$81,816,000	$73,739,000

RESTAURANT COSTS:
Food and beverage	27,057,000	23,041,000
Payroll	24,607,000	22,100,000
Direct operating	20,248,000	19,035,000
Depreciation and amortization	1,909,000	1,815,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,342,000	2,767,000

Operating profit	5,653,000	4,981,000

INTEREST EXPENSE, net	5,282,000	5,345,000

Income (Loss) before provision for income taxes	371,000	(364,000)

PROVISION FOR INCOME TAXES	24,000	2,000

Net Income (Loss)	347,000	(366,000)

Preferred stock dividends, issued and accrued	2,485,000	2,855,000

Loss to common stockholders	$(2,138,000)	$(3,221,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2002 AND MARCH 31, 2003

(UNAUDITED)

	April 1, 2002	March 31, 2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$347,000	$(366,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by / (used in) continuing operating activities:
Depreciation and amortization	1,909,000	1,815,000
Amortization of deferred gain	(50,000)	(54,000)
Amortization of non-cash interest expense	467,000	467,000
(Increase) decrease in current and other assets	457,000	(211,000)
Increase (decrease) in current liabilities	3,996,000	3,791,000

Net cash provided by (used in) continuing operating activities	7,126,000	5,442,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(824,000)	(1,042,000)
Net increase in other assets	(7,000)	—
Net cash (used in) investing activities	(831,000)	(1,042,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(95,000)	(3,420,000)
Payments on capital lease obligations	(191,000)	(221,000)

Net cash (used in) financing activities	(286,000)	(3,641,000)

NET INCREASE FROM CONTINUING OPERATIONS	6,009,000	759,000

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(378,000)	—

NET CHANGE IN CASH, CURRENT PERIOD	5,631,000	759,000

CASH, at beginning of period	7,384,000	4,773,000

CASH, at end of period	$13,015,000	$5,532,000

Cash payments during the period:
Interest	$(348,000)	$(374,000)
Income taxes	(25,000)	(2,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 30, 2002 and March 31, 2003, and the results of our operations for the thirteen weeks ended April 1, 2002 and March 31, 2003 and our cash flows for the thirteen weeks ended April 1, 2002 and March 31, 2003.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although we believe that we included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 30, 2002.

2.                                       OPERATIONS AND REFINANCING

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

On October 31, 2001, we completed an exchange offer (the “Exchange”) in which we offered to exchange our 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of our $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”).  We simultaneously completed an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes, which we redeemed in full on February 18, 2003) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

3.                                       INCOME TAXES

The tax provision against the pre-tax income in 2003 and in 2002 consisted of certain state income taxes and estimated Federal income tax.  We previously established a valuation allowance against net-operating-loss carryforwards.

4.                                       PREFERRED STOCK

As part of our recapitalization plan in February 1998, we issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consists of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  Our preferred stock is mandatorily redeemable on August 15, 2003.  If on August 15, 2003 we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all rights of the preferred stock will terminate.  Management believes that the preferred stock will convert to common stock and, upon such event, the holders of the preferred stock will own a significant majority of the common stock on a fully diluted basis.

We issued preferred stock dividends of 4,832 shares on February 15, 2003.  At March 31, 2003, we had 70,552 preferred shares outstanding and accrued.

5.                                       SUBSIDIARY GUARANTORS

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

6.                                       INSURANCE

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

7.                                       NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No.  13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 are being adopted during fiscal year 2003. We do not anticipate that the adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”  (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 30, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

8.                                       COMMITMENTS AND CONTINGENCIES

The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $500,000 per year.

The Company has been named as defendant in various lawsuits.  Management’s opinion is that the outcome of such litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

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

Results of Operations

Thirteen weeks ended April 1, 2002 and March 31, 2003:

Revenues.  Total revenues decreased from $81.8 million in the first quarter of 2002 to $73.7 million in the first quarter of 2003.  Same-store sales decreased by 10.2% in the first quarter of 2003 compared to 2002.  Of the sales decrease, 7.2% resulted from a planned reduction in spending on TV product promotions during the first quarter of 2003 vs. the first quarter of 2002.  The sale of promoted items accounted for 21.1% of revenues in the first quarter of 2003, down from 28.1% in the first quarter of 2002.  The remaining 3.0% of the quarter-over-quarter decrease stems from sales softness leading up to and during the Iraqi war.  There were 109 Black Angus restaurants operating as of March 31, 2003 and 108 Black Angus restaurants operating as of April 1, 2002.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs improved 1.9% to 31.2% in the first quarter of 2003 from 33.1% in the first quarter of 2002.  The decrease is the result of fewer sales of promoted products, which have a lower gross profit margin.

Payroll Costs.  As a percentage of revenues, labor costs improved to 30.0% in the first quarter of 2003 from 30.1% in the first quarter of 2002.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  Direct operating costs decreased from $20.2 million in the first quarter of 2002 to $19.0 million in the first quarter of 2003.  The decrease is the result $1.3 million in lower TV advertising expenses, offset by a small increase in energy and insurance costs.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization decreased from $1.9 million in the first quarter of 2002 to $1.8 million in the first quarter of 2003.

General and Administrative Expenses.  General and administrative expenses increased from $2.3 million in the first quarter of 2002 to $2.8 million in the first quarter of 2003.  100% of the increase is the result of higher fees incurred in connection with the recent audits of the 2002 and 2001 financial statements.

Operating Profit.  As a result of the above items, operating profit decreased from $5.7 million in the first quarter of 2002 to $5.0 million in the first quarter of 2003.  As a percentage of revenues, first-quarter operating profit was 6.9% in the first quarter of 2002 compared to 6.8% in the first quarter of 2003.

Interest Expense – Net.  Interest expense remained flat at $5.3 million in the first quarter of 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of March 31, 2003, we had approximately $5.5 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At March 31, 2003, our working-capital deficit was $25.5 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $1.0 million through the first quarter of 2003 and $0.8 million through the first quarter of 2002.  We estimate that capital expenditures in 2003 will be approximately $3.5 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

On October 31, 2001, we completed an exchange offer (the “Exchange”) in which we offered to exchange our 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of our $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”).  We simultaneously completed an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes, which we redeemed in full on February 18, 2003) and assumed payment obligations equivalent to $161,774,000 of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

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

None of the Old Notes were outstanding at March 31, 2003.  Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made the last interest payment of $0.2 million on February 15, 2003.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006.

We have an additional $2.2 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of March 31, 2003, we had approximately $6.8 million of letters of credit outstanding and no borrowings, leaving approximately $8.2 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005.

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations

Paid in Q1 - 2003

Remainder of Fiscal 2003

Fiscal Years 2004&2005

Fiscal Years 2006&2007

Fiscal Years Beyond 2007

Total

Long-Term Debt – Interest on Notes	$196	$18,604	$37,208	$18,604	$—	$74,612
Long-Term Debt – Other	3,410	81	79	161,879	893	166,342
Capital Leases	221	615	495	464	882	2,677
Operating Leases	4,835	13,708	32,289	28,296	189,741	268,869
Total Contractual Cash	$8,662	$33,008	$70,071	$209,243	$191,516	$512,500

Preferred stock dividends of 4,832 shares were issued on February 15, 2003.  There were 70,552 shares of preferred stock outstanding and accrued at March 31, 2003. Our preferred stock is mandatorily redeemable on August 15, 2003.  If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

Critical Accounting Policies

Revenue Recognition.  We record revenue from the sale of food and beverage as products are sold.   We record proceeds from the sale of a gift card or gift certificate in current liabilities and recognize income when a holder redeems a gift card of gift certificate.  We recognize unredeemed gift cards and certificates as revenue only after such a period of time indicates, based on the Company’s historical experience, the likelihood of redemption is remote.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $44.4 million and $44.7 million against the entire amount of our deferred tax assets as of the December 30, 2002 and March 31, 2003, respectively. The Company fully reserves both the net-operating-loss and general-business-credit carry forwards because sufficient doubt exists regarding the Company’s ability to use the carryforwards before expiration.

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

ITEM 3.                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of March 31, 2003 has not materially changed since December 30, 2002.  The market risk profile on December 30, 2002 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 30, 2002.

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

(b)         Form 8-K filed on February 25, 2003 – announcement of redemption of Old Notes

(c)          Form 8-K filed on March 31, 2003 – announcement of financial results, restatement of earlier financial results, and annual establishment of financial covenants under revolving credit facility

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	May 14, 2003		/s/ Ralph S. Roberts

Ralph S. Roberts Chief Executive Officer and President

Date:	May 14, 2003	By:	/s/ William G. Taves

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

Date:	May 14, 2003

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

Date:	May 14, 2003

/s/ William G. Taves
William G. Taves Chief Financial Officer