Form 10-Q
period 2003-06-30
AMERICAN RESTAURANT GROUP INC
filed 2003-08-14
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐      No  ☒

Registrant’s financial statements for the fiscal year-end 2000 included in the Form 10-K filed on March 31, 2003 were unaudited.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☐      No  ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of August 4, 2003 was 128,081.

AMERICAN RESTAURANT GROUP, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 30, 2002 AND JUNE 30, 2003

	December 30, 2002	(Unaudited) June 30, 2003

ASSETS

CURRENT ASSETS:
Cash	$4,773,000	$2,751,000
Rebates and other receivables, net	3,018,000	2,361,000
Inventories	3,031,000	3,071,000
Prepaid expenses	1,454,000	1,167,000

Total current assets	12,276,000	9,350,000

PROPERTY AND EQUIPMENT, net:
Land and land improvements	711,000	650,000
Buildings and leasehold improvements	36,029,000	35,123,000
Fixtures and equipment	10,552,000	10,363,000
Property held under capital leases	709,000	534,000
Construction in progress	687,000	1,172,000

Net property and equipment	48,688,000	47,842,000

Other assets, net:	16,909,000	16,929,000

Total assets	$77,873,000	$74,121,000

The accompanying notes are an integral part of these consolidated condensed statements.
(consolidated condensed balance sheets continued on the following page)

	December 30, 2002	(Unaudited) June 30, 2003

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,825,000	$12,838,000
Accrued liabilities	4,235,000	3,384,000
Gift-certificate liability	6,226,000	2,863,000
Self-insurance reserves	3,526,000	3,620,000
Accrued interest	3,385,000	3,238,000
Accrued employee costs	4,141,000	3,685,000
Accrued occupancy costs	4,696,000	5,275,000
Current portion of obligations under capital leases	646,000	287,000
Current portion of long-term debt	3,491,000	79,000

Total current liabilities	38,171,000	35,269,000

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,153,000	1,071,000
Long-term debt, net of unamortized discount	155,697,000	156,613,000

Total long-term liabilities	156,850,000	157,684,000

DEFERRED GAIN ON SALE-LEASEBACK	3,788,000	3,687,000

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 68,046 shares outstanding and accrued at December 30, 2002 and 73,149 shares outstanding and accrued at June 30, 2003	74,586,000	80,398,000

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 30, 2002 and June 30, 2003	1,000	1,000
Accumulated (deficit)	(195,523,000)	(202,918,000)

Total common stockholders’ (deficit)	(195,522,000)	(202,917,000)

Total liabilities and common stockholders’ (deficit)	$77,873,000	$74,121,000

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS  ENDED JULY 1, 2002 AND JUNE 30, 2003

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2002	June 30, 2003	July 1, 2002	June 30, 2003

REVENUES	$74,660,000	$71,176,000	$156,476,000	$144,915,000

RESTAURANT COSTS:
Food and beverage	24,612,000	23,791,000	51,669,000	46,832,000
Payroll	22,104,000	22,283,000	46,711,000	44,383,000
Direct operating	18,829,000	16,664,000	39,077,000	35,699,000
Depreciation and amortization	1,754,000	1,817,000	3,663,000	3,632,000

GENERAL AND ADMINISTRATIVE EXPENSES	2,492,000	2,377,000	4,834,000	5,144,000

Operating profit	4,869,000	4,244,000	10,522,000	9,225,000

INTEREST EXPENSE, net	5,550,000	5,346,000	10,832,000	10,691,000

Loss before provision for income	(681,000)	(1,102,000)	(310,000)	(1,466,000)

PROVISION FOR INCOME TAXES	33,000	46,000	57,000	48,000

Loss from continuing operations	(714,000)	(1,148,000)	(367,000)	(1,514,000)

Loss from discontinued operations	-0-	(69,000)	-0-	(69,000)

NET LOSS	(714,000)	(1,217,000)	(367,000)	(1,583,000)

Preferred stock dividends, issued and accrued	2,571,000	2,957,000	5,056,000	5,812,000

Loss to common stockholders	$(3,285,000)	$(4,174,000)	$(5,423,000)	$(7,395,000)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2002 AND JUNE 30, 2003

(UNAUDITED)

	July 1, 2002	June 30, 2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Loss from continuing operations	$(367,000)	$(1,514,000)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:

Depreciation and amortization	3,663,000	3,632,000
Amortization of deferred gain	(101,000)	(101,000)
Amortization of non-cash interest expense	933,000	933,000
Decrease in current assets	1,215,000	251,000
Increase (decrease) in current liabilities	(6,665,000)	869,000

Net cash provided by (used in) continuing operating activities	(1,322,000)	4,070,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,902,000)	(2,150,000)
Net (increase) in other assets	(2,000)	(3,000)
Net cash (used in) investing activities	(1,904,000)	(2,153,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(195,000)	(3,429,000)
Payments on capital-lease obligations	(387,000)	(441,000)
Net cash (used in) financing activities	(582,000)	(3,870,000)

NET (DECREASE) FROM CONTINUING OPERATIONS	(3,808,000)	(1,953,000)

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(489,000)	(69,000)

NET CHANGE IN CASH, CURRENT PERIOD	(4,297,000)	(2,022,000)

CASH, at beginning of period	7,384,000	4,773,000

CASH, at end of period	$3,087,000	$2,751,000

Cash payments during the period:
Interest	$(10,036,000)	$(9,905,000)
Income taxes	(33,000)	(28,000)

The accompanying notes are an integral part of these consolidated condensed statements

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                                       BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 30, 2002 and June 30, 2003, and the results of our operations for the thirteen weeks and twenty-six weeks ended July 1, 2002 and June 30, 2003 and our cash flows for the twenty-six weeks ended July 1, 2002 and June 30, 2003.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

3.                                       INCOME TAXES

The tax provision against the pre-tax income in 2002 and in 2003 consisted of certain state income taxes and estimated Federal income tax.  We previously established a valuation allowance against net-operating-loss carryforwards.

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

We issued preferred stock dividends of 4,832 shares on February 15, 2003.  At June 30, 2003, we had 73,149 preferred shares outstanding and accrued.

5.                                       SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q.  The subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company’s New Notes, and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company (issuer) on a consolidated basis, as the Company has no significant operations.

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

9                                          SUBSEQUENT EVENT

On June 28, 2000, we sold all of the outstanding stock of the Non-Black Angus Subsidiaries to Spectrum Restaurant Group, Inc., a company that is controlled by Anwar S. Soliman, a Company shareholder and Director. On August 6, 2003, the Company was notified that Spectrum Restaurant Group, Inc. and its subsidiaries (collectively, “SRG”) each filed in United Stated Bankruptcy Court a voluntary petition for bankruptcy and reorganization under Chapter 11.  The Company is currently owed $138,000 as of June 30, 2003 from SRG.  As a result, the Company has recorded a reserve of $69,000 or 50% of the outstanding receivable.

In connection with the sale, the Company transferred rights and obligations to SRG.  Management of the Company believes the Company has no amounts due to SRG.   There can be no assurance, however, that third parties will not attempt to assert claims against the Company for obligations, including those leases rejected by SRG through bankruptcy procedures.  No reasonable estimate can be made at this time of the scope or size of any such potential claims.  Because the bankruptcy filing is so recent, we are unaware of how any remaining obligations of SRG to the Company or other parties will be resolved, including the length of payment schedules.

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

Results of Operations

Thirteen weeks ended July 1, 2002 and June 30, 2003:

Revenues. Total revenues decreased from $74.7 million in the second quarter of 2002 to $71.2 million in the second quarter of 2003.  Same-store sales decreased 4.5 % in the second quarter of 2003 compared to 2002.  Continuing with the strategy of reducing the number of less-profitable product promotions resulted in promotional counts decreasing 2.7% during the second quarter of 2003 compared to the second quarter of 2002.  This planned reduction in the sale of promoted items also decreased advertising expense by $1.0 million in the second quarter of 2003 compared to the second quarter of 2002.  The average dinner check increased 1.3% from the second quarter of 2003.  There were 109 Black Angus restaurants operating in both quarters.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased from 33.0% in the second quarter of 2002 to 33.4% in the second quarter of 2003.  The increase is the result of higher beef costs experienced during the quarter.

Payroll Costs.  Payroll costs decreased $179,000 from $22.3 million during the second quarter of 2002 to $22.1 million during the second quarter of 2003.  As a percentage of sales, payroll increased from 29.6% in the second quarter of 2002 to 31.3% in the second quarter of 2003.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, direct operating costs decreased 1.8% from 25.2% in the second quarter of 2002 to 23.4% in the second quarter of 2003. The decrease is attributable to lower advertising expenses and a reduction in janitorial service contracts.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization remained constant at $1.8 million in the second quarter of 2002 and 2003.

General and Administrative Expenses.  General and administrative expenses decreased from $2.5 million in the second quarter of 2002 to $2.4 million in the second quarter of 2003.  The decrease is the result of lower corporate overhead expenses.

Operating Profit.  As a result of the above items, operating profit decreased from $4.9 million in the second quarter of 2002 to $4.2 million in the second quarter of 2003.  As a percentage of revenues, operating profit decreased from 6.5% in the second quarter of 2002 to 6.0% in the second quarter of 2003.

Interest Expense – Net. Our interest expense decreased from $5.6 million in the second quarter of 2002 to $5.3 million in the second quarter of 2003.  The decrease resulted from the redemption of $3.4 million in senior notes completed in the first quarter of 2003.

Twenty-six weeks ended July 1, 2002 and June 30, 2003:

Revenues.  Total revenue decreased from $156.5 million in the first half of 2002 to $144.9 million in the first half of 2003. Same-store sales decreased by 7.4% in the first half of 2003 compared to the first half of 2002. Roughly half of this decrease was related to a planned reduction in advertised product promotions, a strategy which also reduced advertising expense by $2.3 million in the first half of 2003, compared to the first half of 2002.  The average check increased 2.1% in the first half of 2003 compare to the first half of 2002.  There were 109 Black Angus restaurants operating during both periods.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs improved from 33.0% in the first half of 2002 to 32.3% in the first half of 2003.  This decrease results from fewer sales of promotional products in the first half offset by higher beef costs in the second quarter 2003.

Payroll Costs.  Payroll costs decreased $2.3 million from $46.7 million during the second quarter of 2002 to $44.4 million during the second quarter of 2003.  As a percentage of sales, payroll increased from 29.9% in the second quarter of 2002 to 30.6% in the second quarter of 2003.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased from 25.0% in the first half of 2002 to 24.6% in the first half of 2003.  The savings relate to decreased advertising costs and a reduction in janitorial service contracts in the first half of 2003.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization decreased from $3.7 million in the first half of 2002 to $3.6 million in the first half of 2003.

General and Administrative Expense.  General and administrative expenses increased from $4.8 million in the first half of 2002 to $5.1 million in the first half of 2003.  The increase is a result of higher fees incurred in the first quarter in connection with the audits of the 2001 and 2002 financial statements.

Operating Profit.  As a result of the above items, operating profit decreased from $10.5 million in the first half of 2002 to $9.2 million in the first half of 2003.  As a percentage of revenues, operating profit decreased from 6.7% in the first half of 2002 to 6.4% in the first half of 2003.

Interest Expense — Net.  Our interest expense decreased from $10.8 million in the first half of 2002 to $10.7 million in the first half of 2003.  The decrease was resulted from the redemption of $3.4 million in senior notes completed in the first quarter of 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of June 30, 2003, we had approximately $2.8 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At June 30, 2003, our working-capital deficit was $25.9 million.

We estimate that capital expenditures of $3.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $1.9 million through the first half of 2002 and $2.2 million through the first half of 2003.  We estimate that capital expenditures in 2003 will be approximately $3.5 million.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

None of the Old Notes were outstanding at June 30, 2003.  Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made the last interest payment of $0.2 million on February 15, 2003.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. Accordingly, we made an interest payment of $9.3 million on May 1, 2003.

We have an additional $2.1 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Foothill Capital Corporation to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of June 30, 2003, we had approximately $8.8 million of letters of credit outstanding and no borrowings, leaving approximately $6.2 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005.

The Company and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group.

The Company’s contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Paid in Q1&2– 2003	Remainder of Fiscal 2003	Fiscal Years 2004&2005	Fiscal Years 2006&2007	Fiscal Years Beyond 2007	Total
Long-Term Debt – Interest on Notes	$9,498	$9,302	37,208	$18,604	$—	$74,612
Long-Term Debt – Other	3,410	81	79	161,879	893	166,342
Capital Leases	441	395	495	464	882	2,677
Operating Leases	9,637	8,906	32, 289	28,296	189,741	268,869
Total Contractual Cash	$22,986	$18,684	$70,071	$209,243	$191,516	$512,500

Preferred stock dividends of 4,832 shares were issued on February 15, 2003.  There were 73,149 shares of preferred stock outstanding and accrued at June 30, 2003. Our preferred stock is mandatorily redeemable on August 15, 2003.  If we do not redeem our preferred stock for cash at a price per share equal to 110% of the then-applicable liquidation preference, our preferred stock will be automatically redeemed for shares of our common stock at that time and all of the rights of the preferred stock will terminate. Management believes that the preferred stock will convert to common stock.

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

We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period.  There are estimates inherent in these amounts.  We may not be able to recover the assumed value of all of our assets, such as property and equipment or intangible assets, if circumstances cause us to close restaurants or we experience a material decline in profitability.  Our actual liabilities for matters, such as self-insurance or discontinued operations, could possibly be significantly higher or lower than our estimates if actual conditions are ultimately different than the assumptions used in determining the estimates.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $44.4 million and $45.2 million against the entire amount of our deferred tax assets as of December 30, 2002 and June 30, 2003, respectively.  The Company fully reserves both the net-operating-loss and general-business-credit carryforwards because sufficient doubt exists regarding the Company’s ability to use the carryforwards before expiration.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of June 30, 2003 has not materially changed since December 30, 2002.  The market risk profile on December 30, 2002 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 30, 2002.

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

PART II.                                                OTHER INFORMATION

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  List of Exhibits

Exhibit No.	Description

31	Certificate of Chief Executive Officer and Chief Financial Officer to Section 302
32	Certificate of Chief Executive Officer and Chief Financial Officer to Section 906

(b)                                 Form 8-K filed on May 16, 2003 – announcement of first quarter 2003 financial results.

(c)                                  Form 8-K filed on May 28, 2003 – announcement expanding on first quarter 2003 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	August 14, 2003	By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer

Date:	August 14, 2003	By:	/s/ William G. Taves
William G. Taves
Chief Financial Officer