Form 10-Q
period 2003-09-29
AMERICAN RESTAURANT GROUP INC
filed 2003-11-13
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003

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

Yes  ☐      No  ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of November 3, 2003 was 0.999871.

AMERICAN RESTAURANT GROUP, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 30, 2002	(Unaudited) September 29, 2003

ASSETS

CURRENT ASSETS:
Cash	$4,773	$5,495
Rebates and other receivables, net	3,018	3,615
Inventories	3,031	2,894
Prepaid expenses	1,454	1,207

Total current assets	12,276	13,211

PROPERTY AND EQUIPMENT, net:
Land and land improvements	711	601
Buildings and leasehold improvements	36,029	33,670
Fixtures and equipment	10,552	9,779
Property held under capital leases	709	770
Construction in progress	687	2,403

Net property and equipment	48,688	47,223

Other assets, net:	16,909	16,516

Total assets	$77,873	$76,950

The accompanying notes are an integral part of these consolidated condensed statements.
(consolidated condensed balance sheets continued on the following page)

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)

(in thousands)

	December 30, 2002	(Unaudited) September 29, 2003

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,825	$12,432
Accrued liabilities	4,235	3,190
Current portion of store-closures reserve	-0-	270
Current portion of SRG bankruptcy reserve	-0-	3,079
Gift-certificate liability	6,226	2,901
Self-insurance reserves	3,526	3,325
Accrued interest	3,385	7,890
Accrued employee costs	4,141	3,272
Accrued occupancy costs	4,696	5,743
Current portion of obligations under capital leases	646	272
Current portion of long-term debt	3,491	5,071

Total current liabilities	38,171	47,445

LONG-TERM LIABILITIES, net of current portion:
Obligations under capital leases	1,153	1,261
Store-closures reserve	-0-	1,982
SRG bankruptcy reserve	-0-	6,639
Long-term debt, net of unamortized discount	155,697	157,071

Total long-term liabilities	156,850	166,953

DEFERRED GAIN ON SALE-LEASEBACK	3,788	3,636

COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE:
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 68,046 shares outstanding and accrued at December 30, 2002	74,586	-0-

COMMON STOCKHOLDERS’ (DEFICIT):
Common stock, $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 30, 2002 and 999,871 shares at September 29, 2003	1	10
Paid-in capital	-0-	81,883
Accumulated (deficit)	(195,523)	(222,977)

Total common stockholders’ (deficit)	(195,522)	(141,084)

Total liabilities and common stockholders’ (deficit)	$77,873	$76,950

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THIRTEEN WEEKS AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 29, 2003

(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2002	September 29, 2003	September 30, 2002	September 29, 2003

REVENUES	$70,119	$66,422	$226,595	$211,337

RESTAURANT COSTS:
Food and beverage	23,267	23,326	74,936	70,158
Payroll	21,651	21,419	68,362	65,802
Direct operating	17,814	16,679	56,891	52,378
Depreciation and amortization	1,864	1,762	5,527	5,394

OTHER COSTS
Loss on asset impairment and store closures	-0-	3,889	-0-	3,889
SRG bankruptcy reserve	-0-	10,010	-0-	10,079

GENERAL AND ADMINISTRATIVE EXPENSES	2,723	2,531	7,557	7,675

Operating profit (Loss)	2,800	(13,194)	13,322	(4,038)

INTEREST EXPENSE, net	5,484	5,363	16,316	16,054

Income (Loss) before provision for income taxes	(2,684)	(18,557)	(2,994)	(20,092)

PROVISION FOR INCOME TAXES	9	8	66	56

Income (Loss) from continuing operations	(2,693)	(18,565)	(3,060)	(20,148)

Income (Loss) from discontinued operations	(225)	-0-	(225)	-0-

NET INCOME (LOSS)	(2,918)	(18,565)	(3,285)	(20,148)

Preferred stock dividends, issued and accrued	2,664	1,495	7,720	7,308

Loss to common stockholders	$(5,582)	$(20,060)	$(11,005)	$(27,456)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 29, 2003 (UNAUDITED)

(in thousands)

	September 30, 2002	September 29, 2003
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Loss from continuing operations	$(3,060)	$(20,148)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:

Depreciation and amortization	5,527	5,394
Loss on asset impairment and store closures	-0-	3,803
Loss on SRG bankruptcy	-0-	9,718
Amortization of deferred gain	(151)	(152)
Amortization of non-cash interest expense	1,400	1,400
Decrease (increase) in current assets	142	(750)
Increase (decrease) in current liabilities	(2,032)	4,720
Net cash provided by continuing operating activities	1,826	3,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,491)	(4,548)
Net (increase) in other assets	(544)	(3)
Net cash (used in) investing activities	(3,035)	(4,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on indebtedness	(294)	1,554
Payments on capital-lease obligations	(589)	(266)
Net cash provided by (used in) financing activities	(883)	1,288

NET INCREASE (DECREASE) FROM CONTINUING OPERATIONS	(2,092)	722

NET (DECREASE) FROM DISCONTINUED OPERATIONS	(750)	-0-

NET CHANGE IN CASH, CURRENT PERIOD	(2,842)	722

CASH, at beginning of period	7,384	4,773

CASH, at end of period	$4,542	$5,495

Cash payments during the period:
Interest	$(10,468)	$(10,149)
Income taxes	(9)	(36)

The accompanying notes are an integral part of these consolidated condensed statements

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. (referred to herein as the “Company”) without audit, in accordance with Securities and Exchange Commission Regulation S-X.  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly the Company’s financial position as of December 30, 2002 and September 29, 2003, and the results of operations for the thirteen weeks and thirty-nine weeks ended September 30, 2002 and September 29, 2003 and cash flows for the thirty-nine weeks ended September 30, 2002 and September 29, 2003.  The Company’s results for an interim period are not necessarily indicative of the results that may be expected for the year.

The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our filings with the Securities and Exchange Commission.

2.             OPERATIONS AND LIQUIDITY

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

On October 31, 2001, the Company completed an exchange offer (the “Exchange”) in which it offered to exchange its 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of its $142,600,000 outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”).  We simultaneously completed an offering (the “Offering”) of $30,000,000 aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), there were no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3,410,000 aggregate principal amount of the Old Notes, which were redeemed in full on February 18, 2003) and assumed payment obligations equivalent to $161,774,000 of the New Notes.  The Refinancing substantially eliminates debt principal payments until November 2006.

The Company has historically used cash flow from operations together with other liquidity sources to make required payments. As of September 29, 2003, the Company has $1.1 million of availability under its Credit Facility and $5.5 million in cash on hand. Although the Company has historically generated sufficient cash flow to provide for payments of principal and interest on our indebtedness as well as anticipated capital expenditures and working-capital needs, management cannot provide complete assurance that the Company's liquidity sources will be sufficient to provide for all future cash requirements. Additionally, we do not expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance all or a portion of such debt, obtain new financing, or possibly sell assets.

3.             INCOME TAXES

The tax provision against the pre-tax income in 2002 and in 2003 consisted of certain state income taxes and estimated federal income tax.  The Company has established a valuation allowance against net-operating-loss carry forwards. The Company pays certain minimum state and federal taxes.

4.             PREFERRED STOCK

As part of the recapitalization plan in February 1998, the Company issued 35,000 preferred stock units (the “Units”) of the Company.  Each Unit consisted of $1,000 initial liquidation preference of 12% senior pay-in-kind exchangeable preferred stock and one common-stock purchase warrant initially to purchase 2.66143 shares of the common stock at an initial exercise price of one cent per share.  There were 74,448 shares of preferred stock outstanding at August 15, 2003.  The Company redeemed all of its preferred stock August 15, 2003 at the 110% liquidation preference for shares of common stock and warrants to acquire additional shares of common stock, based upon a valuation as of the conversion date.  Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

The Company issued preferred stock dividends of 4,832 shares on February 15, 2003 and 5,194 shares on August 15, 2003.  At September 29, 2003, it no longer had preferred shares outstanding and accrued.

5.             SUBSIDIARY GUARANTORS

Separate financial statements of the Company’s subsidiaries are not included in this report on Form 10-Q.  The Company's direct subsidiaries are fully, unconditionally, jointly, and severally liable for the Company’s obligations under the its New Notes, and the aggregate net assets, earnings, and equity of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity of the Company (issuer) on a consolidated basis, because the parent Company has no significant operations.

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

7.             RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” as well as FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS 145 were adopted during fiscal year 2003.  The adoption of this statement did not materially affect the Company’s consolidated balance sheets or consolidated statements of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”  (“SFAS 146”).  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 30, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146.

8.             SPECTRUM RESTAURANT GROUP, INC. BANKRUPTCY RESERVES

On June 28, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries, and transferred certain rights and obligations, to Spectrum Restaurant Group, Inc., a company that is controlled by Anwar S. Soliman, a Company shareholder and Director.

On August 6, 2003, Spectrum Restaurant Group, Inc. and its subsidiaries (collectively, “SRG”) each filed in United States Bankruptcy Court a voluntary petition for bankruptcy and reorganization under Chapter 11.  The Company was owed $0.4 million as of September 29, 2003 from SRG. The Company has fully reserved for this receivable, and has recorded an additional reserve of $9.7 million during the third quarter of 2003 in connection with possible claims arising from the SRG bankruptcies.   Third parties have asserted claims against the Company and its subsidiaries for SRG obligations, including claims for obligations under certain leases rejected by SRG through bankruptcy procedures. In conformity with SFAS 5, “Accounting for Contingencies” and FASB Interpretation No. 14 “Reasonable Estimation of the Amount of a Loss,” the Company accrued a $9.7 million reserve as of September 29, 2003, representing management’s best estimate of the amount the Company will incur to settle those claims.  Of the $9.7 million, $3.1 million of this reserve is comprised of lease obligations due by SRG within the next twelve months; however, management is uncertain as to when payments will be made to satisfy claims that have been or may be asserted against the Company.

The changes in the SRG bankruptcy reserve during the 39 weeks ended September 29, 2003 were as follows (in thousands):

Beginning reserve balance	$0
New accruals	10,079
less: Cash paid	(361)
Reserve balance at September 29, 2003	$9,718

9.             ASSET IMPAIRMENT AND STORE CLOSURES

In the third quarter of 2003, we recorded a total of $3.9 million in charges related to asset impairments and store closures of under-performing restaurants.  As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” $1.5 million in assets were written down for these under-performing locations.  The assets consisted of leasehold improvements and fixtures and equipment. Fair market value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.  $2.4 million in store-closure reserves were made in connection with the lease costs of two stores that were closed during the third quarter, one of which extends to 2023, and the other of which has been terminated.

The Company expects to record an additional $4.8 million in store-closure reserves, primarily related to lease costs, during the fourth quarter of 2003 in connection with the anticipated closing of three additional locations.

The changes in the store closure reserve during the 39 weeks ended September 29, 2003 were as follows (in thousands):

Beginning reserve balance	$0
New accruals	2,452
less: Cash paid	(200)
Reserve balance at September 29, 2003	$2,252

10.           COMMITMENTS AND CONTINGENCIES

The Company is obligated under an employment agreement with an officer.  The obligation under the agreement is $500,000 per year.

The Company has been named as defendant in various lawsuits.  Management’s opinion is that the outcome of such litigation will not materially affect the Company’s financial position, results of operations, or cash flows.

Please refer to Note 8 for a discussion of contingencies related to the SRG bankruptcy.

11.           SUBSEQUENT EVENTS

In conjunction with the conversion of 74,448 shares of preferred stock to common stock on August 15, 2003, each preferred shareholder received for each share of its preferred stock (i) 11.71 shares of common stock and (ii) one warrant (“2003 warrant”) exercisable for 1,376,000 shares of common stock.  The 2003 warrants are exercisable until December 15, 2003, when the 2003 warrants will expire.  As of September 29, 2003, the total outstanding common stock (preceding exercise of any 2003 warrants) was 999,871 shares.  Effective October 15, 2003, the Company implemented a reverse stock split of the shares of common stock on a proportionate one-for-one million basis.  As of November 3, 2003, the total outstanding common stock (preceding exercise of any 2003 warrants) was less than one share.  Assuming all of the 2003 warrants were exercised as of November 3, 2003, the common stock as of that date would have been approximately 102,442 shares.

On October 31, 2003, the Company entered into a loan agreement with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group, for net proceeds of $4.8 million. The credit facility bears an interest rate of 13% per annum. The credit facility expires February 2006, and shares in a first-priority lien on all assets.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements contained in our Form 10-K for the fiscal year ended December 30, 2002.

Overview

As of September 29, 2003, the operating subsidiaries of American Restaurant Group, Inc. (referred to herein as “we” and “our”) operated 108 Stuart Anderson’s Black Angus and Stuart Anderson’s Cattle Company steakhouses located primarily in California, the Pacific Northwest, and Arizona.  The chain was founded in Seattle in 1964.  Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses, are freestanding, and range in size from 6,500 to 12,000 square feet, seating approximately 220 to 350 customers.  Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 AM to 4:00 PM and for dinner from 4:00 PM to 10:00 PM.

Critical Accounting Policies

Revenue Recognition. We record revenue from the sale of food, beverage, and alcohol as products are sold.  We record proceeds from the sale of a gift card or gift certificate in current liabilities and recognize income when a holder redeems a gift card or gift certificate.  We recognize nonescheatable unredeemed gift cards and certificates as revenue only after such a period of time indicates, based on our historical experience, the likelihood of redemption is remote.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $44.4 million and $47.2 million against the entire amount of our deferred tax assets as of December 30, 2002 and September 29, 2003, respectively.  We fully reserve both the net-operating-loss and general-business-credit carry forwards because sufficient doubt exists regarding the Company’s ability to use the carry forwards before expiration.

Long-Lived Assets.  We periodically review for impairment the carrying value of its long-lived assets, and assess the recoverability of the assets based on the estimated undiscounted cash flows of the assets.  If impairment is indicated, assets are written down to fair market value based on discounted cash flows.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, “Reporting on Advertising Costs.”

Reclassification.  Certain accounts have been reclassified to conform to the current year’s presentation.

Self-Insurance Reserves.  We self-insure certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits.  Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk.  The policy deductibles are $125,000 for annual medical and dental benefits per person.  Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss.  The self-insured reserves are reported on the balance sheet under self-insurance reserves.

Results of Operations

Thirteen weeks ended September 30, 2002 and September 29, 2003:

Revenues. Total revenues decreased from $70.1 million in the third quarter of 2002 to $66.4 million in the third quarter of 2003.  Same-store sales decreased 4.9% in the third quarter of 2003 compared to 2002.  Of the decrease, 1.4% is related to lower average dinner checks because of a change to lower promotional prices, and 3.3% is related to lower customer counts.  There were 108 Black Angus restaurants operating at the end of the third quarter, compared to 109 at the end of the same period in 2002.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased from 33.2% in the third quarter of 2002 to 35.1% in the third quarter of 2003.  The increase is the result of higher beef costs experienced during the quarter.

Payroll Costs.  Payroll costs decreased from $21.7 million during the third quarter of 2002 to $21.4 million during the third quarter of 2003.  As a percentage of sales, payroll increased from 30.9% in the third quarter of 2002 to 32.2% in the third quarter of 2003.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, direct operating costs decreased from 25.4% in the third quarter of 2002 to 25.1% in the third quarter of 2003. The decrease is from lower advertising expenses and a reduction in janitorial service contracts.

Asset Impairment, Store Closures.  In the third quarter of 2003, we recorded a total of $3.9 million in charges related to the asset impairment and store closures of under-performing restaurants.  As required under SFAS No. 144, $1.5 million in assets were written down for these under-performing locations.  The assets consisted of leasehold improvements and fixtures and equipment.  Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.  $2.4 million in store-closure reserves were made in connection with the lease costs of two stores that were closed during the third quarter.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization decreased from $1.9 million in the third quarter of 2002 to $1.8 million in the third quarter of 2003.

General and Administrative Expenses.  General and administrative expenses decreased from $2.7 million in the third quarter of 2002 to $2.5 million in the third quarter of 2003.  The decrease is the result of lower corporate overhead expenses, reflecting ongoing budgetary controls.

Spectrum Restaurant Group, Inc. Bankruptcies.  In the third quarter of 2003, we recorded a charge of $10.1 million related to the SRG bankruptcies for anticipated claims against us for SRG obligations, including claims for obligations under certain leases rejected by SRG through bankruptcy procedures.  The related reserve of $9.7 million as of September 29, 2003 represents management's best estimate of the amount the Company will incur to settle those claims. Of this reserve, management is uncertain as to when payments will be made to satisfy claims that have been or may be asserted against the Company (see Note 8).

Operating Profit.  As a result of the above items, operating profit decreased from $2.8 million profit in the third quarter of 2002 to ($13.2) million loss in the third quarter of 2003.  As a percentage of revenues, operating profit decreased from 4.0% profit in the third quarter of 2002 to (19.9%) loss in the third quarter of 2003.

Interest Expense, Net. Our interest expense decreased from $5.5 million in the third quarter of 2002 to $5.4 million in the third quarter of 2003.  The decrease resulted from the redemption of $3.4 million in senior notes completed in the first quarter of 2003.

Thirty-nine weeks ended September 30, 2002 and September 29, 2003:

Revenues.  Total revenue decreased from $226.6 million in 2002 to $211.3 million in 2003. Same-store sales decreased by 6.8% in 2003 compared to 2002. The average dinner check increased 0.9% in 2003 compared to 2002.  Of the 7.7% decline in customer counts, a significant portion of the decline was related to a planned reduction in advertised product promotions, a strategy that also reduced advertising expense by $3.3 million in 2003 during the first 39 weeks of 2003, compared to the same period in 2002.  There were 108 Black Angus restaurants operating at the end of the third quarter, compared to 109 at the end of the same period in 2002.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs slightly increased from 33.1% in 2002 to 33.2% in 2003.  This increase primarily as a result of higher beef costs in 2003 offset by fewer sales of promotional products in the third quarter 2003.

Payroll Costs.  Payroll costs decreased from $68.4 million during 2002 to $65.8 million during 2003.  As a percentage of sales, payroll increased from 30.2% in 2002 to 31.1% in 2003.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  As a percentage of revenues, these costs decreased from 25.1% in 2002 to 24.8% in 2003.  The savings relate to decreased advertising costs and a reduction in janitorial service contracts in 2003.

Asset Impairment, Store Closures.  In the third quarter of 2003, we recorded a total of $3.9 million in charges related to the asset impairment and store closures of under-performing restaurants.  As required under SFAS No. 144, $1.5 million in assets were written down for these under-performing locations.  The assets consisted of leasehold improvements and fixtures and equipment.  Fair value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.  $2.4 million in store-closure reserves were made in connection with the lease costs of two stores that were closed during the third quarter.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization decreased from $5.5 million in 2002 to $5.4 million in 2003.

General and Administrative Expense.  General and administrative expenses increased from $7.6 million in 2002 to $7.7 million in 2003.  The increase is a result of higher fees incurred in the first quarter in connection with the audits of the 2001 and 2002 financial statements, net of reductions in subsequent quarters reflecting ongoing budgetary controls.

Spectrum Restaurant Group, Inc. Bankruptcies.  In the third quarter of 2003, we recorded a charge of $10.1 million related to the SRG bankruptcies for anticipated claims against us for SRG obligations, including claims for obligations under certain leases rejected by SRG through bankruptcy procedures.  The related reserve of $9.7 million as of September 29, 2003 represents management's best estimate of the amount the Company will incur to settle those claims. Of this reserve, management is uncertain as to when payments will be made to satisfy claims that have been or may be asserted against the Company (see Note 8).

Operating Profit.  As a result of the above items, operating profit decreased from $13.3 million profit in 2002 to ($4.0) million loss in 2003.  As a percentage of revenues, operating profit decreased from 5.9% profit in 2002 to (1.9%) loss in 2003.

Interest Expense, Net. Our interest expense decreased from $16.3 million in 2002 to $16.1 million in 2003.  The decrease resulted from the redemption of $3.4 million in senior notes completed in the first quarter of 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, the purchase of new equipment and leasehold improvements, and working capital. As of September 29, 2003, we had approximately $5.5 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products.  Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  At September 29, 2003, our working-capital deficit was $34.2 million, compared with $25.9 million for the same period in 2002.  The change in the working-capital deficit is impacted by the recording of current liabilities related to the SRG bankruptcies.

We estimate that capital expenditures of $2.5 million to $5.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants and for expanding, reformatting, and extending the capabilities of existing restaurants and for general corporate purposes.  Total capital expenditures for continuing operations were approximately $2.5 million through the third quarter of 2002 and $4.5 million through the third quarter of 2003.  We intend to open new restaurants with small capital outlays and to finance most of the expenditures through leases.

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

None of the Old Notes were outstanding at September 29, 2003.  Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made the last interest payment of $0.2 million on February 15, 2003.

Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006.  Accordingly, we made interest payments of $9.3 million on May 5, 2003 and November 3, 2003.

We have an additional $2.3 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

On December 17, 2001, we entered into a loan agreement for a revolving credit facility (“New Credit Facility”) with Wells Fargo Foothill (then known as Foothill Capital Corporation) to replace the Old Credit Facility.  Our New Credit Facility presently provides for up to $15 million in borrowings, including support for letters of credit. As of September 29, 2003, we had approximately $8.9 million of letters of credit outstanding and borrowings $5.0 million, leaving approximately $1.1 million remaining under the New Credit Facility. The New Credit Facility expires in December 2005.

American Restaurant Group, Inc. and its subsidiaries do not guaranty the debt of any other parties outside the consolidated group, but have contingent obligations under certain lease guarantees connected to operations sold to SRG (see Note 8).

Our contractual obligations can be summarized as follows (in thousands):

Contractual Obligations	Paid in Q1, 2 & 3 2003	Remainder of Fiscal 2003	Fiscal Years 2004&2005	Fiscal Years 2006&2007	Fiscal Years Beyond 2007	Total
Long-Term Debt – Interest on Notes	$9,498	$9,302	37,208	$18,604	$—	$74,612
Long-Term Debt – Other	3,420	71	79	161,879	893	166,342
Capital Leases	266	602	751	549	882	3,050
Operating Leases	14,160	4,383	32, 289	28,296	189,741	268,869
Total Contractual Cash	$27,344	$14,358	$70,327	$209,328	$191,516	$512,873

The above noted amounts exclude any obligations arising as a result of the SRG bankruptcies (see Note 8).

Preferred stock dividends of 4,832 shares were issued on February 15, 2003 and 5,194 shares as of August 15, 2003.  There were 74,448 shares of preferred stock outstanding on August 15, 2003. We redeemed all of our preferred stock on August 15, 2003 at the 110% liquidation preference for shares of our common stock and warrants to acquire additional shares of our common stock.  Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

Substantially all our assets are pledged to our senior lenders.  In addition, our direct subsidiaries guarantee most of our indebtedness and such guarantees are secured by substantially all of the assets of the subsidiaries. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating-balance requirements.

The Company has historically used cash flow from operations together with other liquidity sources to make required payments.  As of September 29, 2003, the Company has $1.1 million of availability under its Credit Facility and $5.5 million in cash on hand.  Although the Company has historically generated sufficient cash flow to provide for payments of principal and interest on our indebtedness as well as anticipated capital expenditures and working-capital needs, management cannot provide complete assurance that the Company’s liquidity sources will be sufficient to provide for all future cash requirements.  Additionally, we do not expect to generate sufficient cash flows from operations in the future to pay fully the principal of the senior indebtedness upon maturity in 2006 and, accordingly, we expect to refinance such debt, obtain new financing, or possibly sell assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of September 29, 2003 has not materially changed since December 30, 2002.  The market risk profile on December 30, 2002 is disclosed in our annual report on Form 10-K, File No. 33-48183, for the fiscal year ended December 30, 2002.

ITEM 4.                  CONTROLS AND PROCEDURES

Management has designed and periodically reviews and internally audits the effectiveness of the design and operation of our disclosure controls and procedures.  Based on those periodic reviews, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 29, 2003.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2003.

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)             List of Exhibits

Exhibit No.	Description

31	Certificate of Chief Executive Officer and Chief Financial Officer to Section 302
32	Certificate of Chief Executive Officer and Chief Financial Officer to Section 906

(b)           Form 8-K filed on August 1, 2003 – announcement of change of directors.

(c)           Form 8-K filed on August 15, 2003 – announcement of second quarter 2003 financial results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	November 13, 2003	By:	/s/ Ralph S. Roberts
Ralph S. Roberts
Chief Executive Officer

Date:	November 13, 2003	By:	/s/ William G. Taves
William G. Taves
Chief Financial Officer