Form 10-K
period 2003-12-29
AMERICAN RESTAURANT GROUP INC
filed 2004-03-29
CIK 853083

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 29, 2003
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number: 33-48183

American Restaurant Group, Inc.
Exact name of registrant as specified in its charter

Delaware (State or other jurisdiction of incorporation or organization)	33-0193602 (I.R.S. Employer Identification No.)
4410 El Camino Real—Suite 201 Los Altos, California (Address of principal executive offices)	94022 (Zip Code)
Registrant's telephone number, including area code (650) 949-6400
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
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

        The number of outstanding shares of the Registrant's Common Stock (one cent par value) as of March 1, 2004, was 102,442.

ITEM 1. BUSINESS

Introduction

        The Company, through its subsidiaries, competes predominately in the midscale segment of the United States restaurant industry. (References to "the Company," "we," "us," and "our" refer to American Restaurant Group, Inc., a Delaware corporation.) The Company was formed on August 13, 1986 to acquire certain operations of Saga Corporation, a subsidiary of Marriott Corporation (the "Acquisition"). The Acquisition was completed in February 1987. (Prior to the completion of the Acquisition, the Company had no significant operations.)

        As of December 29, 2003, the Company had three wholly owned direct subsidiaries: ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. ARG Enterprises, Inc. is the parent to one wholly owned subsidiary, Black Angus Enterprises of Idaho, Inc.

        The only operating segment is Black Angus, which operates a western-style steakhouse specializing in steak and prime rib. We previously operated various restaurant chains. In June 2000, however, we sold all of the stock of four wholly owned subsidiaries (Grandy's, Inc., Spoons Restaurants, Inc., Spectrum Foods, Inc., and Local Favorite, Inc., collectively, the "Non-Black Angus Subsidiaries") to Spectrum Restaurant Group, Inc. ("SRG," formerly known as NBACo, Inc.; see discussion below in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the section captioned "Results of Operations" in the segment captioned "Loss from Discontinued Operations" and in Item 13, "Certain Relationships and Related Transactions").

Overview

        As of December 29, 2003, Black Angus operated 105 Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses located primarily in California, the Pacific Northwest, and Arizona. The chain was founded in Seattle in 1964. Black Angus restaurants are typically located in highly visible and heavily traveled areas in or near retail and commercial businesses, are freestanding, and range in size from 6,500 to 12,000 square feet, seating approximately 220 to 350 customers. Black Angus restaurants are distinctly Western in their design and feature booth seating for dining. They are generally open for lunch from 11:30 AM to 4:00 PM and for dinner from 4:00 PM to 10:00 PM.

        Black Angus developed a smaller restaurant prototype in 1995 that is approximately 6,700 square feet and offers a comparable number of dining seats as many of the larger restaurants. We opened 21 restaurants using the smaller prototype, including three, four, and one in the fiscal years 2000, 2001, and 2002, respectively. Black Angus developed an intermediate restaurant prototype in 2002 that is approximately 8,000 square feet. The first restaurant based on the intermediate prototype opened in September 2003. We intend to continue to expand Black Angus in existing and adjacent markets based on the smaller and intermediate prototypes.

Restaurant Operations

        Black Angus is functionally organized with separate operations, marketing, accounting/payroll, financial reporting/audit, finance/analysis, information systems, real estate/risk management, human resources/training, purchasing, and law departments.

        The Company's cash management system is highly sophisticated with controls down to the server level. Restaurants are required to make daily deposits of cash, and the Company uses a centralized cash-concentration system that sweeps all of its major cash accounts on a daily basis. Our central system for accounts payable and check-writing profiles approximately 3,000 vendors for the year ended December 29, 2003.

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

Purchasing and Distribution

        To ensure standards of quality and to maximize pricing efficiencies, a central purchasing department coordinates the supply of almost all restaurant items. We purchase products throughout the United States and abroad through agreements with various food-service vendors. None of our vendors supplies the Company exclusively and no material agreements exist. We routinely use public cold-storage facilities and make short-term commitments in order to establish the availability and price of key food items such as beef and seafood. We concentrate our distribution in order to achieve more favorable terms, but believe that we could replace any distributor, if necessary, on a timely basis.

Competition and Markets

        All aspects of the restaurant business are highly competitive. Price point, restaurant location, food quality, service, and attractiveness of facilities are important aspects of competition. The competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns, economic conditions, and changes in the political environment. Our restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Competition from other restaurant chains typically represents the more important competitive influence, principally because of their significant marketing and financial resources. Many of our competitors have substantially greater financial, marketing, personnel, and other resources than us. In addition, competition is not limited to a particular segment of the restaurant industry because fast-food restaurants, steakhouses, and casual-dining restaurants are all competing for the consumer's dining dollars. We believe that our principal competitive strengths lie in the distinctive atmosphere and food presentation offered; the value, variety, and quality of food products served; the quality and training of our employees; the experience and ability of management; and the economies of scale enjoyed by us because of our size and geographic concentration. We monitor consumer tastes and adjust and update our menus accordingly.

Employees

        As of December 29, 2003, we employed approximately 6,600 persons, of whom approximately 6,000 were hourly employees in restaurants, approximately 450 were salaried employees in restaurants (managers and chefs), and approximately 100 were hourly or salaried employees in corporate administration and management. Approximately 80% of our hourly restaurant employees work 35 hours or less per week. No facility is unionized. We believe we provide competitive compensation and benefits to our employees and that our employee relations are good.

Regulations

        Each restaurant is subject to licensing and regulation by state and local health, sanitation, safety, fire, and other departments. In addition, each restaurant is subject to licensing with respect to the sale of alcoholic beverages. The loss of licenses or permits by our restaurants to sell alcohol would interrupt or terminate our ability to serve alcoholic beverages at those restaurants and, if a significant number of restaurants were affected, could have a material adverse effect on us. We believe we have good relations with the various authorities regulating our sale of alcoholic beverages.

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

Available Information

        We file annual reports on form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to these reports, and other information with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

        The following table sets forth, as of December 29, 2003, the number of properties owned or leased by the Company and operated as a Stuart Anderson's Black Angus or Stuart Anderson's Cattle Company restaurant:

	Lease Land and Own Building	Lease Land and Building	Total
Operated by the Company	32	73	105

        All but one of our restaurants are freestanding. Our restaurants generally range from 6,500 to 12,000 square feet. Most of our restaurant leases provide for the payment of the greater of a set base rental or a percentage rental of up to 6% of gross revenues, plus property taxes, insurance, and other expenses.

        We lease the land for a new restaurant to be developed in Arizona. We lease office space for our corporate and Black Angus headquarters in Los Altos, California. We also lease office space in Santa Ana, California and Folsom, California.

        We lease the land and building at two properties in Indiana, one in Arizona, and one in Oregon where we discontinued operations in 2003. We expect to terminate those leases or sublet the properties.

        The following table sets forth, as of December 29, 2003, the number of Black Angus restaurants by state of operation:

California	57
Arizona	12
Washington	11
Colorado	6
Minnesota	6
Nevada	3
Utah	3
Hawaii	2
Oregon	2
Alaska	1
Idaho	1
New Mexico	1

Total	105

ITEM 3. LEGAL PROCEEDINGS

        We are involved in various claims and litigation matters incidental to our business, including claims arising out of personal injuries, employment practices, workers' compensation cases, and contract lawsuits. The claimants sometimes assert substantial damages. Based on information presently available, management does not believe that the outcome of such claims and litigation will have a material adverse effect on our financial position, business, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        No matters were submitted to a vote of the common stockholders of the Company in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

        As of December 29, 2003, there were ten holders of record of the 102,442 outstanding shares of the Company's common stock. We have never paid dividends to common stockholders and have no plans to do so. There is currently no market for the Company's common stock, nor is such anticipated in the near future.

        Effective October 15, 2003, the Company amended its Certificate of Incorporation to implement a reverse stock split of the shares of the Company's common stock on a proportionate one-for-one million basis.

Preferred Stock

        Preferred stock dividends of our mandatorily redeemable 12% pay-in-kind exchangeable preferred stock of 4,832 shares were issued on February 15, 2003 and 5,194 shares on August 15, 2003. There were 74,448 shares of preferred stock outstanding on August 15, 2003. We converted all of our preferred stock on August 15, 2003 at the 110% liquidation preference to shares of our common stock and warrants to acquire additional shares of our common stock. The shareholders of the preferred stock received for each share of preferred stock 11.71 shares of common stock and a warrant. Each warrant, upon exercise with an exercise price of zero, represented 1,376,000 shares of common stock. Rights to exercise these warrants expired December 15, 2003. Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial data for the fiscal year-end 2003 should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data for the fiscal years ended 2001, 2002, and 2003 is derived from the audited consolidated financial statements of the Company. The consolidated financial statements for fiscal years ended 1999 and 2000 are unaudited.

	Fiscal Year Ended
	Dec. 27, 1999 (a)	Dec. 25, 2000 (a)	Dec. 31, 2001 (b)	Dec. 30, 2002	Dec. 29, 2003
	(dollars in thousands)
INCOME STATEMENT DATA
REVENUES	$263,561	$299,965	$301,766	$295,347	$276,620
RESTAURANT COSTS
Food and beverage	88,110	103,339	101,434	97,175	93,854
Payroll	75,114	82,818	87,921	89,605	87,839
Direct operating	63,033	71,027	73,869	72,164	67,240
Depreciation and amortization	9,396	9,554	8,731	7,364	7,172

Total restaurant costs	235,653	266,738	271,955	266,308	256,105
GENERAL AND ADMINISTRATIVE EXPENSE	11,975	11,208	10,442	10,232	10,602
Costs of note exchange	—	—	5,496	—	—
Change in estimate of gift-certificate liability	—	—	—	—	2,938
Loss on impairment of assets and store closures	459	—	—	—	9,367
SRG Group bankruptcies	—	—	—	—	8,483

Operating profit/(loss)	15,474	22,019	13,873	18,807	(10,875)
Loss on extinguishment of debt	—	473	435	—	—
Interest expense, net	19,450	18,492	17,977	21,705	21,585

Income/(loss) before provision for income taxes	(3,976)	3,054	(4,539)	(2,898)	(32,460)
PROVISION FOR INCOME TAXES	70	185	70	48	10

Income/(loss) from continuing operations(c)	(4,046)	2,869	(4,609)	(2,946)	(32,470)
Income/(loss) from discontinued operations(d)	(1,622)	3,474	—	(500)	—

Net income/(loss)	$(5,668)	$6,343	$(4,609)	$(3,446)	$(32,470)

BALANCE SHEET DATA
Property and equipment, net from continuing operations	$51,468	$53,370	$51,103	$48,688	$47,329
Total assets	$133,288	$83,756	$84,724	$77,873	$72,822
Net long-term obligations from continuing operations, including current portion	$164,712	$147,799	$160,269	$160,987	$185,084
Preferred stock, net	$46,252	$54,987	$64,108	$74,586	$—
Common stockholders' deficit	$(138,508)	$(167,687)	$(181,598)	$(195,522)	$(153,406)

(a)
Each of the 1999 and 2000 fiscal years is unaudited.

(b)
The 2001 fiscal year includes 53 weeks.

(c)
Continuing operations is defined as American Restaurant Group, Inc. and its current subsidiaries, excluding the Non-Black Angus Subsidiaries, and excludes the provision for income taxes.

(d)
Discontinued operations refers to the Non-Black Angus Subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information set forth below should be read together with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

Results of Operations

Fiscal Years Ended December 31, 2001, December 30, 2002, and December 29, 2003:

        Revenues.    Black Angus revenues were $301.8 million in 2001, $295.3 million in 2002, and $276.6 million in 2003. Compared to 2001, same-store sales for 2002 were 2.7% lower with 1.8% of the decline from lower customer counts and 0.9% from a lower average check. The 6.3% revenue decline from 2002 to 2003 was primarily the result of a 6.2% decline in same-store sales and a 0.7% decline resulting from the closure of 5 restaurants. These factors were partially offset by the contribution of new restaurants opened in 2002 and 2003, which provided 0.4% additional revenue in 2003. Higher-average food checks provided 0.4% additional revenue in 2003. Other factors caused a 0.2% decrease in 2003. For 2003 on a quarterly basis compared to the corresponding quarter in 2002, dinner counts declined 13.7% in the first quarter, 5.2% in the second quarter, 2.7% in the third quarter, and 1.2% in the fourth quarter. There were 107, 109, and 105 restaurants operating at the end of 2001, 2002, and 2003, respectively.

        Food and Beverage Costs.    As a percentage of revenues, food and beverage costs were 33.6% in 2001, 32.9% in 2002, and 33.9% in 2003. The decrease in 2002 relates primarily to savings resulting from continuing improvement in the cutting of steaks at each restaurant. The increase in 2003 was the result of higher beef costs, which were initiated by the discovery in Canada of a cow infected with BSE (Bovine Spongiform Encephalopathy) in May 2003. For all of 2003, beef costs increased 10.9% compared to 2002. Most of the increase in 2003 was experienced from May through December 2003.

        Payroll Costs.    As a percentage of revenues, labor costs were 29.1% in 2001, 30.3% in 2002, and 31.8% in 2003. The increase in 2002 was primarily the result of state minimum-wage increases. Payroll costs were $1.8 million lower in 2003 compared to 2002. The 2003 change in payroll costs both in terms of total dollars and as a percentage is the result of the year-over-year decrease in revenues.

        Direct Operating Costs.    Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants. As a percentage of revenues, these costs were 24.5% in 2001, 24.4% in 2002, and 24.3% in 2003. The $1.7 million decrease and 0.1% reduction in 2002 was the result of a decrease in advertising costs. The $4.9 million decrease and 0.1% reduction in 2003 was the result of lower advertising costs in connection with a planned reduction in spending on TV product promotions, as well as the shift away from the use of outside janitorial services.

        Depreciation and Amortization.    Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Company's Black Angus and corporate offices, as well as amortization of intangible assets. As a percentage of revenues, depreciation and amortization was 2.9% in 2001, 2.5% in 2002, and 2.6% in 2003.

        General and Administrative Expense.    General and administrative expense was 3.5%, 3.5%, and 3.8% of revenues for 2001, 2002, and 2003, respectively. In 2003, general and administrative expense increased $0.4 million from 2002, principally because of higher audit fees incurred in connection with the audit and related restatement conducted early in 2003, which more than offset reductions in corporate overhead.

        Change in Estimate of Gift-Certificate Liability.    At the end of 2002, we discontinued sales of paper gift certificates and began issuing electronic gift cards. During 2003, we recorded a charge of

$2.9 million in connection with revising our estimated liability for paper gift-certificate redemptions. The additional data captured throughout 2003 facilitated better assessment of historical redemption patterns and improved the Company's ability to better estimate its liability for future redemptions of unredeemed paper gift certificates. From the analysis of the additional data and refined actuarial development projections, we ascertained that the tail of expected redemptions is longer than was previously estimated. We adjusted our reserves accordingly.

        Asset Impairment, Store Closures.    During 2003, we recorded a total of $9.4 million in charges related to the asset impairment and store closures of certain under-performing restaurants. Five restaurants were closed and two were impaired. $2.0 million in expense was recognized in connection with the impairment of the net book value of the assets for these locations. The assets consist of leasehold improvements, fixtures, and equipment. As of December 29, 2003, we had $7.0 million in reserves related to the future lease costs of closed locations that will be payable through 2023.

        SRG Group Bankruptcies.    During 2003, we recorded a charge of $8.5 million related to the SRG Group (defined in Item 13, below) bankruptcies for anticipated claims against us for the SRG Group obligations, including claims for obligations under certain leases rejected by the SRG Group through bankruptcy procedures. As of December 29, 2003, we had $7.9 million in reserves related to future obligations in connection with the SRG Group bankruptcies. Management is uncertain as to when payments will be made to satisfy claims that have been or may be asserted against the Company.

        Costs of Note Exchange.    We recognized a one-time charge of approximately $5.5 million in 2001. There was no similar activity recorded in 2002 or 2003. The exchange of our Old Notes (defined in the following section captioned "Liquidity and Capital Resources") for our New Notes (defined in the following section captioned "Liquidity and Capital Resources") was a transaction involving instruments that were substantially the same in the present value of their cash flows. As a result, the costs associated with the exchange were expensed as incurred. We incurred additional costs associated with the issuance of the New Notes, which costs have been capitalized and are being amortized over the term of the New Notes.

        Operating Profit/(Loss).    As a result of the items discussed above, operating profit was $13.9 million in 2001, operating profit was $18.8 million in 2002, and operating loss was $(10.9) million in 2003. $17.9 million of the difference from 2002 to 2003 relates to the reserves established for the SRG Group bankruptcies and the impairment of closed restaurants.

        Loss on Debt Extinguishment.    We prepaid $15.2 million of principal on October 31, 2001 and recorded a $0.4 million loss to write off the related unamortized deferred financing costs. We had no similar activity in 2002 or in 2003.

        Interest Expense, Net.    Interest expense was $18.0 million in 2001, $21.7 million in 2002, and $21.6 million in 2003. Borrowings (excluding capitalized lease obligations) were $157.7 million net of unamortized discount of $9.0 million in 2001, increased to $159.2 million net of unamortized discount of $7.2 million in 2002, and then increased to $168.7 million net of unamortized discount of $5.3 million in 2003. The increase in 2002 related to an increase in notes issued in 2001. The increase in 2003 was a result of borrowings under our credit facilities, partially offset by the redemption of $3.4 million in Old Notes in February 2003.

        Provision for Income Taxes.    Our provision for income taxes was $70,000 in 2001, $48,000 in 2002, and $10,000 in 2003. The tax provision against our pre-tax income in 2001, 2002, and 2003 consisted of liabilities for certain state income taxes and estimated federal income tax. The Company fully reserves against net-operating-loss carry forwards because sufficient doubt exists regarding the Company's ability to use the carry forwards before expiration.

        Loss from Discontinued Operations.    The following chart summarizes the calculation of the net loss for discontinued operations of the Non-Black Angus restaurants for the fiscal year 2002 related to liabilities associated with the stock sale in 2000 of our former subsidiaries. There was no activity in the discontinued operations in 2001 or 2003.

December 30, 2002
(dollars in thousands)
Direct operating costs	$400
General and administrative expense	100
Loss before taxes	(500)

Loss from discontinued operations	$(500)

Liquidity and Capital Resources

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our Company is highly leveraged. We have historically used cash flow from operations together with other liquidity sources to make required payments. As of December 29, 2003, we had no further availability under our New Credit Facility (defined below in this section), no further availability under our Junior Credit Facility (defined below in this section), and $2.1 million in cash on hand. Our Company has suffered recurring losses from operations, has a negative working-capital balance of $41.3 million, and has a net capital deficiency of $153.4 million as of December 29, 2003 that raise substantial doubt about our ability to continue as a going concern. We are currently evaluating alternatives for restructuring our overall outstanding debt and the associated interest rate. We do not, however, expect to generate sufficient cash flows from operations in the future to fully meet all of our senior debt obligations. Accordingly, we will need to refinance all or a portion of such debt, obtain new financing, or possibly sell assets. There can be no assurance that any such plans will be successful or that future financing will be available or, if available, at a cost that is acceptable to us.

        Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements. As of December 29, 2003, we had approximately $2.1 million of cash.

        In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days. Our receivables are primarily from vendor rebates and credit-card transactions. The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products. Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies. As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets. As of December 29, 2003, our working capital deficit was $41.3 million.

        We estimate that capital expenditures of $2.0 million to $5.0 million are required annually to maintain and refurbish our existing restaurants. Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants, for expanding, reformatting, and extending the capabilities of existing restaurants, and for general corporate purposes. Total capital expenditures for continuing operations were $3.8 million in 2001, $3.5 million in 2002, and $6.5 million in 2003. Included in these amounts are expenditures for new restaurants of $1.5 million in 2001, $1.1 million in 2002, and $2.4 million in 2003. We estimate that capital expenditures in 2004 will be approximately $3.0 million. When we open new restaurants, we intend to do so with small capital investments and to finance most of the expenditures through leases.

        In 2001, we completed an exchange offer (the "Exchange") in which we offered to exchange our 11 1/2% Senior Secured Notes due 2006 (the "New Notes") for all of our $142.6 million outstanding 11 1/2% Senior Secured Notes due 2003 (the "Old Notes"). We simultaneously completed an offering (the "Offering") of $30.0 million aggregate principal amount of New Notes. After the consummation of the Exchange, the Offering, and related transactions (collectively, the "Refinancing"), we had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3.4 million aggregate principal amount of the Old Notes, which we redeemed in full on February 18, 2003) and assumed payment obligations equivalent to $161.8 million of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

        The principal elements of the Refinancing were: (a) the Exchange (approximately $124 million aggregate principal amount of Old Notes were exchanged for approximately $132 million aggregate principal amount New Notes); (b) the Offering (the issuance of $30 million aggregate principal amount of New Notes); (c) the consent of the holders of our outstanding preferred stock to amend the terms of the preferred stock to provide that if we do not redeem the preferred stock for cash on August 15, 2003 in accordance with its terms, then the preferred stock will automatically be converted to shares of our common stock at that time and all the rights of the preferred stock will terminate, including any rights of acceleration; to eliminate provisions that allow the holders to exchange preferred stock for new subordinate debt; and to amend the covenants of the preferred stock so that they are substantially similar to the covenants under the New Notes; and, (d) the consent of the lender under our former revolving credit facility ("Old Credit Facility") to permit the issuance of the New Notes and any other aspects of the Refinancing requiring the lender's consent.

        None of the Old Notes were outstanding at December 29, 2003. Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003. Accordingly, we made the last interest payment of $0.2 million on February 18, 2003.

        Under the New Notes, we are obligated to make semiannual interest payments on May 1 and November 1 through November 2006. Accordingly, we made interest payments of $9.3 million on May 5, 2003 and November 3, 2003.

        We have an additional $2.3 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

        In 2001, we entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for a new revolving credit facility (the "New Credit Facility"). The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount of $15.0 million. The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees. Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%. The New Credit Facility terminates in December 2005. As of December 29, 2003, we had $8.9 million of letters of credit outstanding, primarily related to our self-insurance program, and $6.1 in cash borrowings on our revolver. The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios. On March 26, 2004, within the Amendment No. 5 to the loan agreement, we obtained a waiver from our lender related to our failure to maintain certain financial covenants for the fiscal quarter ended December 29, 2003. We are working with our lender to negotiate modifications to our financial covenants. There can be no assurance that such negotiations will be successful or that we will not need to request additional waivers going forward.

        Preferred stock dividends of our mandatorily redeemable 12% pay-in-kind exchangeable preferred stock of 4,832 shares were issued on February 15, 2003 and 5,194 shares on August 15, 2003. There were 74,448 shares of preferred stock outstanding on August 15, 2003. We converted all of our preferred stock on August 15, 2003 at the 110% liquidation preference to shares of common stock and warrants to acquire additional shares of common stock. The shareholders of the preferred stock received for each share of preferred stock 11.71 shares of common stock and a warrant. Each warrant, upon exercise, represented 1,376,000 shares of common stock. Rights to exercise these warrants expired December 15, 2003. Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

        On October 31, 2003, we entered into a loan agreement for a junior credit facility ("Junior Credit Facility") with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group. We received proceeds of $4.6 million net of fees and costs. The Junior Credit Facility bears an interest rate of 13% per annum. The Junior Credit Facility expires in February 2006, and shares in a first-priority lien on all assets.

        American Restaurant Group, Inc. and its subsidiaries do not guaranty the borrowings of any other parties outside the consolidated group, but have contingent obligations under certain contracts and leases, including those connected to operations sold to the SRG Group (see Item 13).

        Our contractual obligations (principal and interest) can be summarized as follows (dollars in thousands):

Contractual Obligations	Less Than 1 Year	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Interest & principal—New Notes	$18,604	$198,982	$—	$—	$217,586
Interest & principal—other debt	6,840	6,253	343	1,114	14,550
Capital leases	390	677	464	652	2,183
Operating leases	18,950	32,779	30,905	178,498	261,132

Total contractual cash	$44,784	$238,691	$31,712	$180,264	$495,451

        Preferred stock dividends of 4,832 shares were issued on February 15, 2003 and 5,194 shares on August 15, 2003. There were 74,448 shares of preferred stock outstanding on August 15, 2003. We converted all of our preferred stock on August 15, 2003 at the 110% liquidation preference to shares of our common stock and warrants to acquire additional shares of our common stock. Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

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

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Standards No. 4, "Reporting Gains or Losses from the Extinguishment of Debt" ("SFAS 4"). Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30,"Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), to require certain modifications to capital leases to be treated as a sale/leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002 and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. In accordance with the adoption of this standard, our loss from extinguishment of debt has been classified as loss from continuing operations rather than as an extraordinary item.

        In January 2003, the FASB issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable-interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable-interest entity's activities, entitled to receive a majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable-interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable-interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after March 15, 2004. We have no material interest in any variable-interest entity, and do not expect the full adoption of FIN 46R to have a material impact on our consolidated financial condition or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which instruments previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated balance sheet or consolidated statement of operations.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on our consolidated balance sheet or consolidated statement of operations.

        In November 2002, EITF reached a consensus on Issue No. 00-21. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated balance sheet or consolidated statement of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." There is no material impact on our consolidated balance sheet or consolidated statement of operations, except as discussed in Item 13 and Note 9.

Critical Accounting Policies

        Revenue Recognition.    We record revenue from the sale of food, beverage, and alcohol as products are sold. We record proceeds from the sale of a gift card or gift certificate in current liabilities and recognize income when a holder redeems a gift card or gift certificate. We recognize unredeemed gift cards and gift certificates as revenue only after such a period of time indicates, based on our Company's historical experience, the likelihood of redemption is remote.

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

        We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period. There are estimates inherent in these amounts. If circumstances cause us to close restaurants or we experience a decline in revenues, we may not be able to recover the represented value of all of our assets, such as property and equipment or intangible assets. Our actual liabilities for matters, such as self-insurance, gift certificates, or the SRG Group bankruptcies, could possibly be significantly higher or lower than our estimates if actual conditions are ultimately different than the assumptions used in determining the estimates.

        Leases.    We lease equipment and operating facilities under both operating and capital leases. In future periods, leases for similar equipment or facilities may not qualify for the accounting applied historically because of changes in terms or our credit status. This would mean that we might be required to recognize more leases as capital leases in the future than we have in the past, causing a corresponding increase in our assets and liabilities, and the associated depreciation and interest expense. Conversely, if many leases in the future were classified as operating leases, rental expense would increase.

        Valuation Allowance for Deferred Tax Assets.    We provided a valuation allowance of $44.4 million and $56.0 million against the entire amount of our net deferred tax assets as of fiscal year-end 2002 and 2003, respectively. The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.

        Long-Lived Assets.    We periodically review for impairment the carrying value of our long-lived assets. We assess the recoverability of the assets based on the estimated undiscounted cash flows of the assets. If impairment is indicated, we write down the assets to fair market value based on discounted cash flows. We periodically review each restaurant property and determine which properties may be considered for closure. This determination is made based on poor operating results, deteriorating property values, and other factors. In addition, we periodically review all restaurants with negative cash flows for impairment. We assess the recoverability of the assets based on the restaurant's estimated, future, undiscounted cash flows. If impairment is indicated, we write down the assets to fair market value based on discounted cash flows. In 2002, no restaurants were impaired. In 2003, five restaurants were closed and two were impaired.

        Advertising Costs.    Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, "Reporting of Advertising Costs."

        Self-Insurance Reserves.    We self-insure certain risks, including medical, workers' compensation, property, and general liability, up to varying limits. Deductible and self-insured retention limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk. Our policy deductible is $125,000 for annual medical and dental benefits per person. Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss. The self-insured reserves are reported on the consolidated balance sheet under Self-insurance reserve.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risk from changes in interest rates on debt and changes in commodity prices. We generally are not exposed to market risks related to fluctuations in interest rates because our New Notes are at fixed rates. Changes in interest rates affect the fair market value of fixed-rate debt, but not the Company's earnings or cash flows.

        Interest-rate risk and changes in fair market value would not have a significant impact on our fixed-rate debt until we undertake a refinancing.

        We are exposed to market risks related to fluctuations in interest rates on short-term borrowings on our New Credit Facility. Loan amounts of $6.1 million were outstanding as of December 29, 2003.

        Changes in interest rates do not affect interest expense on our Junior Credit Facility, which has a fixed rate of interest.

        We do not utilize interest-rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. We do not believe future market-rate risks will materially affect us or our future operating results. A change in interest rates, however, could have an impact when we refinance.

        Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to unpredictable price volatility. These commodities are generally purchased based upon market prices established with vendors. The purchase arrangement may contain contractual features that limit the price paid by establishing certain floors and caps. We do not use financial instruments to hedge commodity prices because our purchase arrangements help control the ultimate cost paid. Changes in commodity prices could affect the Company adversely. We expect that in most cases sustained increases in commodity prices could be passed through to our consumers via increases in menu prices. Circumstances could limit our ability to change pricing, in which case margins would be negatively affected by increased commodity prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including out Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The following table sets forth certain information about our current directors and each of our executive officers and key management personnel:

Name	Age	Position
George G. Golleher	56	Chairman, Director
Ralph S. Roberts	61	Chief Executive Officer, President, Director
Patrick J. Kelvie	52	Vice President, Secretary, Treasurer, General Counsel, Director
William G. Taves	38	Chief Financial Officer, Assistant Secretary

        Officers are elected by the Board of Directors and serve at the discretion of the Board.

        George G. Golleher.    Mr. Golleher was elected as a Director in 1998 and as Chairman of the Board in 2000. Mr. Golleher also serves as Chairman of the Company's audit committee. Mr. Golleher serves as Chief Executive Officer and as a Director of Simon Worldwide, Inc., and as a Director of Rite Aid Corporation. He is also a consultant and private investor. He previously served as President and Chief Operating Officer and as a Director of Fred Meyer, Inc. from May 1998 to June 1999. Prior to that, Mr. Golleher was the Chief Executive Officer and a Director of Ralph's Grocery Company from June 1995 until its merger with Fred Meyer, Inc. in May 1998. Mr. Golleher was a Director of Food 4 Less Supermarkets, Inc. since its inception in 1989 and was the President and Chief Operating Officer of Food 4 Less Supermarkets, Inc. from January 1990 until its merger with Ralph's.

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

        Patrick J. Kelvie.    Mr. Kelvie has served as our General Counsel since 1987 and our Secretary since 1989. Mr. Kelvie became a Vice President in 1998 and Treasurer in 2000. Mr. Kelvie was elected as a Director in March 2004. From 1987 to 1989, Mr. Kelvie was an Assistant Secretary. Between 1978 and 1987, Mr. Kelvie held various legal counsel positions for Saga Corporation, predecessor owner of Black Angus. Mr. Kelvie received an A.B. from the University of California at Berkeley and a J.D. from Harvard Law School.

        William G. Taves.    Mr. Taves joined the Company in the spring of 2002 to serve as the Chief Financial Officer and Assistant Secretary. Before joining the Company, Mr. Taves was the Chief Financial Officer of Encore Software, Inc., a corporation that filed for protection to reorganize under Chapter 11 of the Federal bankruptcy laws in 2002. Mr. Taves served at Encore Software, Inc. from 1998 to 2002. Prior to that, Mr. Taves was Controller at Color Me Mine, Inc. and Jose Eber, Inc., following a position as Assistant Controller at California Pizza Kitchen, Inc. Preceding that, Mr. Taves was a Senior Auditor at Phillips, Rosen & Co. CPA's, where he served from 1989 to 1993. Mr. Taves has a B.S. in Accounting from Arizona State University and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the cash compensation for services rendered in all capacities that the Company paid to, or accrued for, the Chief Executive Officer and each of the executive officers.

SUMMARY COMPENSATION TABLE

Annual Compensation							Long-Term Compensation
							Awards		Payouts
Name and Principal Position	Year		Salary	Bonus		Other Annual Compensation(a)	Restricted Stock Award(s)	Number of Options/ SARS	LTIP Payouts	All Other Compensation(b)
Ralph S. Roberts (CEO and President)	2003 2002 2001	(c)	$499,740 499,740 518,872	$	— — 245,000	$105,352 111,472 77,765	— — —	— — —	— — —	$12,000 12,000 12,250
Patrick J. Kelvie (Vice President, Secretary, Treasurer, and General Counsel)	2003 2002 2001	(c)	253,000 253,000 237,077		— — 92,000	— — —	— — —	— — —	— — —	6,292 8,750 8,625
William G. Taves (CFO and Assistant Secretary)	2003 2002 2001	(d)	212,308 107,692 —		30,625 — —	— — —	— — —	— — —	— — —	39,480 31,400 —

(a)
Amounts shown in this column include group term life insurance premiums for Mr. Roberts.

(b)
Amounts shown in this column include auto allowances. Amounts also include Company matching contributions to a 401(k) plan for Mr. Kelvie and housing expense for Mr. Taves.

(c)
We had two executive officers in 2001.

(d)
Amounts shown for 2002 are for a partial year.

Employment Agreements

        The following table sets forth, with respect to any executive officer who has entered into an employment agreement with the Company, the base salary together with the termination date of such agreement:

Name of Individual	Capacity in Which Served	Base Salary	Termination Date
Ralph S. Roberts	Chief Executive Officer and President	$500,000	12/31/04

        We have entered into an employment agreement with Ralph S. Roberts, our Chief Executive Officer and President. The agreement provides, among other things, for adjustments to his base salary and automatic extension of the agreement. The agreement also provides for certain other benefits, including a maximum of one year's pay in the event of death and salary for the remainder of the calendar year in the event of disability. The employment agreement provides for payment until the earlier of six months or the end of the employment term if Mr. Roberts terminates his employment for cause, but does not provide for any salary in the event we terminate him for cause.

        In addition, we entered into a consulting agreement with George G. Golleher, Chairman and Director. The agreement provides for monthly payments for consulting services and expenses. We paid a total amount of $348,000 for the period from December 31, 2002 through December 29, 2003. The consulting agreement automatically extends, but is terminable without cause by either party upon 90 days' notice.

Employee Loans

        Pursuant to a loan commitment made predating the Sarbanes-Oxley Act of 2002, we made a relocation loan to Mr. Taves. As of December 29, 2003, the loan remained outstanding with a balance of $147,500.

Savings Plan

        The American Restaurant Group Savings and Investment Plan (the "Savings Plan") is our 401(k) plan established for the benefit of employees who satisfy certain requirements. These requirements include being 21 or older and completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant's total earnings for a calendar year (but not in excess of $12,000 for 2003). Until January 2003, the Company made matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. A participant is entitled to a distribution from the Savings Plan upon termination of employment and any such distribution will be in a lump-sum form. Distributable benefits are based on the value of the participant's individual account balance that is invested at the direction of the participant in one or a combination of six investment funds, none of which include investments in the Company. Under certain circumstances, a participant may borrow amounts held in his account under the Savings Plan. Based upon the Savings Plan vesting schedule, as of 2003, 100% of the Company matching contributions were vested for Mr. Kelvie.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our common stock (as if all outstanding warrants were exercised), as of December 29, 2003, by (i) each of our directors, (ii) our Chief Executive Officer and certain other highly compensated executive officers, (iii) all executive officers and directors as a group, and (iv) each person believed to own beneficially more than 5% of our outstanding common stock.

Name of Beneficial Owner	Number of Shares	Percent of Outstanding Class	Percent Ownership(a)
Roberts Family Limited Partnership	0.009702	—	—
Patrick J. Kelvie	0.000387	—	—
William G. Taves	—	—	—
George G. Golleher	—	—	—
M. Brent Stevens (b)	—	—	—
All directors and officers as a group (five persons)	0.010099	—	—
TCW-related entities (c)	65,181	63.6	63.6
Morgan Stanley	21,856	21.4	21.4
Northeast Investors	10,222	10.0	10.0

(a)
Gives effect to the exercise of all outstanding warrants.

(b)
Mr. Stevens resigned as a Director in February 2004. Does not include shares deemed to be beneficially owned by Jefferies & Company, Inc.

(c)
Including TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund III, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund IIB, LLC, and TCW Leveraged Income Trust, L.P.

Securityholders' Agreement

        In connection with the February 1998 recapitalization plan, each of Holdings, the Management Shareholders, Jefferies & Company, Inc. ("Jefferies"), and TCW Shared Opportunity Fund II, L.P., TCW Leveraged Income Trust, L.P., Brown University, and TCW Shared Opportunity Fund IIB, LLC (collectively, the "TCW Investors"), and TCW Asset Management Company entered into a securityholders' agreement concerning the Company (the "Securityholders Agreement"). The Securityholders Agreement provided that each of the parties would agree to vote all of its shares of the Company's equity securities so that the composition of the Company's Board of Directors consisted of five members, two of whom would be management nominees, two of whom would be nominees of the TCW Investors, and one of whom, the remaining director, would be an independent director designated by Jefferies; provided that after the date that is 45 days after the date upon which underwritten primary public offerings of common stock of the Company pursuant to effective registration statements under the Securities Act have resulted in 35% of the Company's common stock (measured on a fully diluted basis after giving effect to such offerings) being sold to the public and in the Company's common stock being listed for trading on any of the New York Stock Exchange, the Nasdaq National Market, or the American Stock Exchange, the TCW Investors and management would mutually choose the remaining director and Jefferies would no longer have any right to designate a director.

        The Securityholders Agreement also provided that (i) in the event that American Restaurant Group Holdings, Inc. ("Holdings") sold or transferred any of its shares of the Company's equity securities, directly or indirectly, TCW Investors would have the option to include its Company equity securities in such sale or transfer on the same terms as Holdings' sale or transfer, (ii) TCW investors would have a right of first refusal with respect to any sale of equity securities by the Company or a party to the Securityholders Agreement (other than Management Shareholders) to purchase the equity securities being sold; and (iii) TCW Investors would have the nontransferable right to approve certain major corporate transactions concerning the Company, including mergers and consolidations, sales of any capital stock of the Company's subsidiaries, a sale of a material amount of the assets and properties of the Company, transactions with affiliates, and amendments to the Company's Certificate of Incorporation and Bylaws. In addition, the Securityholders Agreement provided that certain of the TCW Investors' purchasers would receive payments from the Company with respect to withholding obligations as a result of their ownership of the preferred stock, which amount shall not exceed $125,000 per year. The Company made no such payments in 2003.

        The Securityholders Agreement was terminated by agreement in December 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 28, 2000, we sold all of the outstanding stock of the Non-Black Angus Subsidiaries to SRG, a company that is controlled by Anwar S. Soliman, a former Company executive, Director, and significant shareholder of our common stock. There was no gain or loss recorded because of the related party nature of the stock sale. We received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities to SRG. Concurrent with the sale, advances between us and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million was charged as a result of the sale. We retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the Non-Black Angus Subsidiaries.

        We satisfied our obligations to pay such liabilities. In 2003, we entered into an agreement with SRG that documented reimbursement, assumption, and indemnification obligations by SRG of remaining liabilities related to the Non-Black Angus Subsidiaries.

        On August 6, 2003, SRG and each of its subsidiaries (collectively, the "SRG Group") each filed in United States Bankruptcy Court a voluntary petition for bankruptcy and reorganization under Chapter 11. The Company recorded a reserve of $8.5 million in 2003 in connection with possible claims arising from the SRG Group bankruptcies. Third parties have asserted claims against the Company and its subsidiaries for the SRG Group obligations, including claims for obligations under certain leases rejected by the SRG Group through bankruptcy procedures. Of the reserve held as of December 29, 2003, $3.5 million is comprised of estimated lease obligations that are in arrears or due within the next twelve months. Management is uncertain, however, as to when payments will be made to satisfy claims that have been or may be asserted against the Company.

        The changes in the SRG Group bankruptcies reserve during the 52 weeks ended December 29, 2003 are as follows (dollars in thousands):

Beginning reserve balance	$—
New accruals	8,483
less: Cash paid	(559)

Reserve balance as of December 29, 2003	$7,924

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees for professional audit and audit-related services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements billed for each of the years ended December 30, 2002 and December 29, 2003. Such fees are included in the general and administrative expense as reported in the Company's Consolidated Statement of Operations. No fees were billed for tax-related or other services rendered by PricewaterhouseCoopers LLP for those periods.

	Fiscal Year Ended December 30, 2002	Fiscal Year Ended December 29, 2003 (a)
	(dollars in thousands)
Audit fees	$203	$286
Audit-related fees (b)	2	3
Tax fees	—	—
All other fees	—	—

Total	$205	$289

(a)
Does not include the fees in 2003 for reauditing 2001 and prior periods.

(b)
Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company's financial statements.

        The Audit Committee has considered whether the provision of services to the Company, other than audit services, is compatible with maintaining PricewaterhouseCoopers LLP's independence from the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Audit Committee has established a policy regarding pre-approval of all audit and permissable non-audit services provided by the independent auditor. Requests for approval are generally submitted at a meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Consolidated Financial Statements. See the Index to Consolidated Financial Statements on page F-1.

(b)
Reports on Form 8-K. We filed a Form 8-K on November 6, 2003 concerning changes to our directors and our entering into our Junior Credit Facility. We filed another Form 8-K on November 17, 2003, announcing a press release regarding results in the third quarter of 2003.

(c)
List of Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of May 9, 2000, between the Company and NBACo, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 2000.)
2.2
Amendment No. 1, dated as of June 26, 2000, to Stock Purchase Agreement, dated May 9, 2000, between the Company and NBACo, Inc. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 2000.)
3.1
Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 23, 1991. (Incorporated by reference to the Company's Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended by Amendment No. 1 filed on September 11, 1992.)
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 31, 1992. (Incorporated by reference to the Company's Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended by Amendment No. 1 filed on September 11, 1992.)
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on February 23, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on October 15, 2003. (Filed herewith.)
3.5
By-Laws of the Company. (Incorporated by reference to the Company's Registration Statement No. 33-48183 on Form S-4 filed with the Securities and Exchange Commission on May 28, 1992 as amended by Amendment No. 1 filed on September 11, 1992.)
4.1
Indenture, dated as of February 25, 1998, between the Company and U.S. Trust Company of California, N.A., as Trustee. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
4.2
Warrant Agreement, dated as of February 25, 1998, between the Company and U.S. Trust Company of California, N.A., as warrant agent (including specimen certificate of warrant). (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)

4.3
Registration Rights Agreement, dated as of February 25, 1998, between the Company and Jefferies & Company, Inc. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
4.4
Securityholders' and Registration Rights Agreement, dated as of February 25, 1998, between the Company and Jefferies & Company, Inc., as purchaser. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
4.5
Management Registration Rights Agreement, dated as of February 28, 1998, between the Company and the Management Stockholders. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
4.6
First Supplemental Indenture, dated as of June 28, 2000, to Indenture, dated as of February 25, 1998, between the Company and U.S. Trust Company, National Association (formerly known as U.S. Trust Company of California, N.A.). (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 2000.)
4.7
Second Supplemental Indenture, dated as of October 31, 2001, to Indenture, dated as of February 25, 1998, between the Company and BNY Western Trust Company (successor in interest to U.S. Trust Company, National Association, formerly known as U.S. Trust Company of California, N.A.). (Incorporated by reference to the Company's Registration Statement No. 333-76442 to Form S-1 filed with the Securities and Exchange Commission on January 8, 2002 as amended by Amendment No.1 filed on January 22, 2002.)
4.8
Third Supplemental Indenture, dated as of October 31, 2003, to Indenture, dated as of February 25, 1998. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2003.)
4.9
Registration Rights Agreement, dated as of October 31, 2001, between the Company and Jefferies & Company, Inc. (Incorporated by reference to the Company's Registration Statement No. 333-76442 to Form S-1 filed with the Securities and Exchange Commission on January 8, 2002 as amended by Amendment No. 1 filed on January 22, 2002.)
9.1
Common Stock Voting Trust and Transfer Agreement, dated as of February 24, 1998, among the Company and the stockholders parties thereto and Anwar S. Soliman, as voting trustee. (Incorporated by reference to the Company's Form 10-K for fiscal year ended December 29, 1997 filed with the Securities and Exchange Commission on March 30, 1998.)
10.1
Amended and Restated Employment Agreement, dated as of December 14, 1993, between the Company and Ralph S. Roberts. (Incorporated by reference to the Company's Registration Statement No. 33-74010 on Form S-4 filed with the Securities and Exchange Commission on January 12, 1994.)
10.2
Loan Agreement, dated as of December 17, 2001, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 12, 2000.)

10.3
Amendment No. 1 to Loan Agreement, effective as of June 28, 2002, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.)
10.4
Amendment No. 2 to Loan Agreement, effective as of November 13, 2002, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 15, 2002.)
10.5
Amendment No. 3 to Loan Agreement, effective as of March 24, 2003, between Foothill Capital Corporation, as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 2003.)
10.6
Amendment No. 4 to Loan Agreement, effective as of October 31, 2003, between Wells Fargo Foothill, Inc., as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2003.)
10.7
Amendment No. 5 to Loan Agreement, effective as of March 26, 2004, between Wells Fargo Foothill, Inc., as lender, and the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers. (Filed herewith.)
10.8
Second Amended and Restated Intercreditor and Collateral Agency Agreement, dated as of December 17, 2001, among BNY Western Trust Company, as collateral agent and as trustee, the Company, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc., as borrowers, and Foothill Capital Corporation, as lender. (Incorporated by reference to the Company's Registration Statement No. 333-76442 to Form S-1 filed with the Securities and Exchange Commission on January 8, 2002 as amended by Amendment No.1 filed on January 22, 2002.)
10.9
Joinder to the Second Amended and Restated Intercreditor Agreement and Collateral Agency Agreement, dated as of December 17, 2001. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 7, 2003.)
10.10
Amended and Restated Master Lease, dated May 11, 1998, between ARG Properties I, LLC, as landlord, and ARG Enterprises, Inc., as tenant. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.)
10.11
Amended and Restated Master Lease, dated May 11, 1998, between ARG Properties II, LLC, as landlord, and ARG Enterprises, Inc., as tenant. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.)
10.12
Guaranty of Lease, dated May 11, 1998, by the Company in favor of ARG Properties I, LLC, as landlord. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.)

10.13
Guaranty of Lease, dated May 11, 1998, by the Company in favor of ARG Properties II, LLC, as landlord. (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2002.)
31.1	Certificate (Section 302) of Chief Executive Officer. (Filed herewith.)
31.2	Certificate (Section 302) of Chief Financial Officer. (Filed herewith.)
32.1	Certificate (Section 906) of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
Dated: March 29, 2004
By:	/s/ RALPH S. ROBERTS Ralph S. Roberts Chief Executive Officer and President

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GEORGE G. GOLLEHER George G. Golleher	Director and Chairman	March 29, 2004
/s/ RALPH S. ROBERTS Ralph S. Roberts	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 29, 2004
/s/ PATRICK J. KELVIE Patrick J. Kelvie	Vice President, Secretary, Treasurer, General Counsel, and Director	March 29, 2004
/s/ WILLIAM G. TAVES William G. Taves	Chief Financial Officer and Assistant Secretary	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors of American Restaurant Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, common stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of American Restaurant Group, Inc. and its subsidiaries at December 29, 2003 and December 30, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial-statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.c to the consolidated financial statements, the Company has suffered recurring losses from operations, has a negative working-capital balance, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 1.p to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

/s/  PRICEWATERHOUSECOOPERS LLP

San Francisco, California
March 22, 2004

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 30, 2002 AND DECEMBER 29, 2003

	December 30, 2002	December 29, 2003
	(dollars in thousands)
ASSETS
CURRENT ASSETS
Cash	$4,773	$2,068
Rebates and other receivables, net of reserves of $50,000 in 2002	3,018	2,060
Inventories	3,031	2,823
Prepaid expense	1,454	922

Total current assets	12,276	7,873

PROPERTY AND EQUIPMENT, net
Land and land improvements	711	571
Buildings and leasehold improvements	36,029	34,614
Fixtures and equipment	10,552	11,240
Property held under capital leases	709	703
Construction in progress	687	201

Net Property and equipment	48,688	47,329

OTHER ASSETS
Goodwill, net	8,287	8,287
Intangible assets, net	7,718	6,919
Other	904	2,414

Net other assets	16,909	17,620

Total assets	$77,873	$72,822

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,825	$8,659
Accrued liabilities	4,235	3,439
Current portion of store-closure reserve	—	991
Current portion of SRG Group bankruptcies reserve	—	4,239
Gift-certificate liability	5,510	1,890
Gift-card liability	716	7,568
Self-insurance reserve	3,526	3,267
Accrued interest	3,385	3,391
Accrued employee costs	4,141	3,929
Accrued occupancy	4,696	5,415
Current portion of obligations under capital leases	646	218
Current portion of long-term debt	3,491	6,158

Total current liabilities	38,171	49,164

LONG-TERM LIABILITIES
Obligations under capital leases	1,153	1,214
Store-closure reserve	—	6,051
SRG Group bankruptcies reserve	—	3,685
Long-term debt, net of unamortized discount	155,697	162,528

Total long-term liabilities	156,850	173,478

DEFERRED GAIN ON SALE/LEASEBACK	3,788	3,586
COMMITMENTS AND CONTINGENCIES
CUMULATIVE PREFERRED STOCK, MANDATORILY REDEEMABLE
Senior pay-in-kind exchangeable preferred stock, $0.01 par value; 160,000 shares authorized; 68,046 shares accrued and outstanding at December 30, 2002, and none at December 29, 2003	74,586	—
COMMON STOCKHOLDERS' DEFICIT
Common stock $0.01 par value; 1,000,000 shares authorized; 128,081 shares issued and outstanding at December 30, 2002 and 102,442 shares issued and outstanding at December 29, 2003	1	1
Paid-in capital	—	81,893
Accumulated deficit	(195,523)	(235,300)

Total common stockholders' deficit	(195,522)	(153,406)
Total liabilities and common stockholders' deficit	$77,873	$72,822

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002,
AND DECEMBER 29, 2003

	Fiscal Year Ended
	December 31, 2001	December 30, 2002	December 29, 2003
	(dollars in thousands)
REVENUES	$301,766	$295,347	$276,620

RESTAURANT COSTS
Food and beverage	101,434	97,175	93,854
Payroll	87,921	89,605	87,839
Direct operating	73,869	72,164	67,240
Depreciation and amortization	8,731	7,364	7,172
GENERAL AND ADMINISTRATIVE EXPENSE	10,442	10,232	10,602
Change in estimate of gift-certificate liability	—	—	2,938
Loss on asset impairment and store closures	—	—	9,367
SRG Group bankruptcies	—	—	8,483
Costs of note exchange	5,496	—	—

Operating profit/(loss) from continuing operations	13,873	18,807	(10,875)
Loss on extinguishment of debt	435	—	—
INTEREST EXPENSE, net	17,977	21,705	21,585

Loss before provision for income taxes	(4,539)	(2,898)	(32,460)
PROVISION FOR INCOME TAXES	70	48	10

Loss from continuing operations	(4,609)	(2,946)	(32,470)
Loss from discontinued operations	—	(500)	—

Net Loss	(4,609)	(3,446)	(32,470)
PREFERRED STOCK DIVIDENDS, ISSUED AND ACCRUED	9,121	10,478	7,307

Loss to common stockholders	$(13,730)	$(13,924)	$(39,777)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002,
AND DECEMBER 29, 2003

	Common Stock
			Paid-in Capital	Accumulated Deficit
	Shares	Amount			Total
			(dollars in thousands)
BALANCE, December 25, 2000(a)	128,081	$1	$10,692	$(178,380)	$(167,687)

Net Loss	—	—	—	(4,609)	(4,609)
Adjustments to net book value of assets and liabilities transferred in 2000 stock sale	—	—	(181)	—	(181)
Amortization of preferred stock issuance costs	—	—	(399)	—	(399)
Preferred stock dividends, issued and accrued	—	—	(8,722)	—	(8,722)

BALANCE, December 31, 2001	128,081	$1	$1,390	(182,989)	$(181,598)

Net Loss	—	—	—	(3,446)	(3,446)
Amortization of preferred stock issuance costs	—	—	(399)	—	(399)
Preferred stock dividends, issued and accrued	—	—	(991)	(9,088)	(10,079)

BALANCE, December 30, 2002	128,081	$1	$—	$(195,523)	$(195,522)

Net Loss	—	—	—	(32,470)	(32,470)
Common stock issued upon conversion of preferred stock	871,790	9	(9)	—	—
Reverse stock split	(999,870)	(10)	10	—	—
Exercise of warrants issued upon conversion of preferred stock	102,441	1	81,892	—	81,893
Preferred stock dividends, issued and accrued	—	—	—	(7,307)	(7,307)

BALANCE, December 29, 2003	102,442	$1	$81,893	$(235,300)	$(153,406)

(a)
Unaudited

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002,
AND DECEMBER 29, 2003

	Fiscal Year Ended
	December 31, 2001	December 30, 2002	December 31, 2003
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(4,609)	$(2,946)	$(32,470)
Adjustments to reconcile net loss to net cash provided by/(used in) continuing operating activities
Loss on extinguishment of debt	435	—	—
Depreciation and amortization	8,731	7,364	7,172
Amortization of deferred gain on sale/leaseback	(202)	(202)	(202)
Amortization of discount on New Notes	311	1,866	1,866
Loss on impairment of assets	—	—	1,965
(Increase) decrease in assets
Accounts receivable, net	(47)	(33)	958
Inventories	(187)	(231)	208
Prepaid expense	(199)	1,548	532
Deposits and other long-term assets	(17)	(648)	(1,526)
Increase (decrease) in liabilities
Accounts payable	(1,071)	(3,301)	834
Accrued liabilities	(3,020)	(95)	(248)
Change in estimate of gift-certificate liability	—	—	2,938
SRG Group bankruptcies reserve	—	—	7,924
Store-closure reserve	—	—	7,042

Net cash provided by/(used in) continuing operating activities	$125	$3,322	$(3,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,786)	(3,467)	(6,546)
Proceeds from disposition of assets	26	—	—

Net cash used in investing activities	(3,760)	(3,467)	(6,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on indebtedness	(15,635)	(352)	(3,455)
Net proceeds received from New Notes/credit facilities	28,500	—	11,087
Increase in deferred debt costs	(2,477)	(293)	(417)
Payments on capital-lease obligations	(706)	(796)	(367)

Net cash provided by/(used in) financing activities	9,682	(1,441)	6,848

NET INCREASE/(DECREASE) IN CASH FROM CONTINUING OPERATIONS	6,047	(1,586)	(2,705)
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	(2,601)	(1,025)	—

NET INCREASE/(DECREASE) IN CASH	3,446	(2,611)	(2,705)
CASH, at beginning of period	3,938	7,384	4,773

CASH, at end of period	$7,384	$4,773	$2,068

CASH (payments)/refunds during the year
Interest	$(20,650)	$(19,773)	$(19,713)
Income taxes	(77)	128	(57)

The accompanying notes are an integral part of these consolidated statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, DECEMBER 30, 2002, and DECEMBER 29, 2003

1. Background and Summary of Significant Accounting Policies

        a.    Company

        American Restaurant Group, Inc., a Delaware corporation (the "Company"), through its subsidiary ARG Enterprises, Inc., operates Stuart Anderson's Black Angus and Stuart Anderson's Cattle Company steakhouses, which are middle-price full-service restaurants located primarily in California, the Pacific Northwest, and Arizona. At fiscal year-end 2001, 2002, and 2003, the Company operated 107, 109, and 105 restaurants, respectively, in its only continuing operating segment.

        b.    Operations

        The Company's operations are affected by local and regional economic conditions, including competition in the restaurant industry.

        c.    Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is highly leveraged. The Company has historically used cash flow from operations together with other liquidity sources to make required payments. As of December 29, 2003, the Company had no further availability under its New Credit Facility (defined below in Note 4), no further availability under its Junior Credit Facility (defined below in Note 4), and $2.1 million in cash on hand. The Company has suffered recurring losses from operations, has a negative working-capital balance of $41.3 million, and has a net capital deficiency of $153.4 million as of December 29, 2003 that raise substantial doubt about its ability to continue as a going concern. Management is currently evaluating alternatives for restructuring the Company's overall outstanding debt and the associated interest rate. The Company does not, however, expect to generate sufficient cash flows from operations in the future to fully meet all of its senior debt obligations. Accordingly, the Company will need to refinance all or portions of such debt, obtain new financing, or possibly sell assets. There can be no assurance that any such plans will be successful or that future financing will be available or, if available, at a cost that is acceptable to the Company.

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

        f.    Fiscal Year

        The Company's fiscal year ends on the last Monday in December. The Company uses a 5-week/4-week/4-week quarterly accounting cycle. As a result, the Company has a 53-week fiscal year once every 5 years. 2001 was a 53-week fiscal year.

        g.    Revenue Recognition

        The Company records revenue from the sale of food, beverage, and alcohol as products are sold. Proceeds from the sale of gift cards and gift certificates are recorded in current liabilities and recognized as revenue when redeemed by the holder. Unredeemed gift cards and gift certificates are recognized as revenue only after such a period of time indicates, based on the Company's historical experience, the likelihood of redemption is remote.

        Revenue from unredeemed gift certificates was $1.1 million, $1.1 million, and $0.8 million in 2001, 2002, and 2003, respectively. At the end of 2002, the Company discontinued sales of its paper gift certificates and replaced paper gift certificates with the introduction of electronic gift cards.

        The Company recorded revenue of $0.1 million in 2003 from unredeemed gift cards sold under the Company's new gift-card program.

        h.    Rebates and Receivables

        Rebates and receivables consist primarily of vendor rebates for food purchases and credit-card receivables, respectively. Vendor rebates are accounted for as a reduction of the cost of inventory, reducing food and beverage costs in the period the inventory is sold.

        i.    Inventories

        Inventories consist primarily of food and beverages of $3.0 million and $2.8 million as of December 30, 2002 and December 29, 2003, respectively. The Company also includes supplies in inventories. Inventories are valued at the lower of cost (first-in, first-out method) or market value.

        j.    Pre-opening Costs

        Company expenses pre-opening costs associated with new restaurant openings as incurred.

        k.    Advertising Costs

        Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, "Reporting of Advertising Costs." Advertising expense for the fiscal years ended December 31, 2001, December 30, 2002, and December 29, 2003 was $13.5 million, $13.2 million, and $10.4 million, respectively. Prepaid Advertising as of December 30, 2002 and December 29, 2003 was $0.9 million, and $0.3 million, respectively. In addition, as of December 29, 2003 the Company had paid deposits of $1.0 million for future advertising expenses.

        l.    Property and Equipment

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

        When a restaurant is opened, the initial purchase of expendable equipment, such as dishware, glassware, and flatware, is recorded as an asset and is not depreciated. Subsequent purchases of these items are expensed upon purchase.

        Substantially all of the Company's and its direct subsidiaries' assets, including property and equipment, are pledged as collateral to support the senior debt of the Company.

        Replacements and maintenance and repairs that do not extend the lives of the assets are expensed.

	December 30, 2002	December 29, 2003
	(dollars in thousands)
PROPERTY AND EQUIPMENT
Land and land improvements	$2,598	$2,491
Buildings and leasehold improvements	71,879	71,951
Fixtures and equipment	45,213	45,419
Property held under capital leases	7,293	7,601
Construction in progress	687	201

	127,670	127,663
Less—Accumulated depreciation	78,982	80,334

Net property and equipment	$48,688	$47,329

        Beginning in 2002, potential impairments of long-lived assets, including amortizable intangibles, have been assessed in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 requires the Company to review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

        The Company periodically reviews for impairment the carrying value of its intangible assets. The Company assesses the recoverability of the assets based on the estimated, future, undiscounted cash flows of the asset. If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows. No impairment of intangible assets has been recorded.

        The Company reviews each restaurant property periodically and determines which properties may be considered for closure. This determination is made based on poor operating results, deteriorating property values, and other factors. In addition, the Company periodically reviews all restaurants with negative cash flows for impairment. The Company assesses the recoverability of the assets based on the restaurant's estimated, future, undiscounted cash flows. If impairment is indicated, the Company writes down the assets to fair market value based on discounted cash flows. In 2002, no restaurants were impaired. In 2003, five restaurants were closed and two were impaired.

        m.    Asset Impairment and Store-Closures Reserve

        During 2003, the Company recorded a total of $9.4 million in charges related to asset impairments and store closures of under-performing restaurants. In accordance with SFAS No. 144, $2.0 million in assets were written down for these under-performing locations to fair market value. Five restaurants were closed and two were impaired. The assets consisted of leasehold improvements and fixtures and equipment. Fair market value of the leasehold improvements was determined based on discounted cash flows. Fair market value of the fixtures and equipment was based on an estimate of current liquidation value. As of December 29, 2003, the Company had $7.0 million in reserves related to the future lease costs of closed locations that will be payable through 2023.

        The changes in the store-closure reserve during 2003 were as follows (dollars in thousands):

Beginning reserve balance	$—
New accruals	9,367
Less: Asset write-down	(1,965)
Less: Cash paid	(360)

Reserve balance at December 29, 2003	$7,042

        n.    Interest Costs

        Interest costs incurred during the construction period of restaurants are capitalized. No interest costs were capitalized during 2001, 2002, or 2003.

        o.    Intangible Assets

        Intangible assets are amortized using the straight-line method over the periods estimated to be benefited, but not greater than 40 years.

        Estimated useful lives for intangible assets are as follows:

Trademarks/service marks	3 to 40 years
Liquor licenses	14 to 40 years
Deferred debt costs	Term of debt
Leasehold interests	Life of lease

        The following table details the components of intangible assets, net of accumulated amortization, included in the accompanying consolidated balance sheets:

	December 30, 2002	December 29, 2003
	(dollars in thousands)
Trademarks/service marks and other	$1,077	$1,071
Liquor licenses and deferred charges	2,928	2,944
less: Accumulated amortization	(779)	(870)
Deferred debt costs	11,516	11,933
less: Accumulated amortization	(7,913)	(8,976)
Leasehold interests	6,577	6,577
less: Accumulated amortization	(5,688)	(5,760)

Net other assets	$7,718	$6,919

        Amortization expense will be $5.0 million for the next 3 years, $0.1 million in 2007, and $0.1 million in 2008. As of December 30, 2002 and December 29, 2003, no impairment existed.

        p.    Goodwill

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill and certain other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives and will be tested for impairment under SFAS 144. SFAS 142 is effective for the Company's fiscal year beginning January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001, however, are subject immediately to the non-amortization and amortization provisions of SFAS 142. In accordance with SFAS 142, in 2002 the Company reclassified $501,000 net from intangible assets to goodwill relating to acquisition costs connected with the 1987 acquisition of Stuart Anderson's from Saga Corporation. During the fiscal year ended December 29, 2003, the Company completed the annual goodwill impairment test required under the provisions of SFAS 142. Management determined that no impairment exists and, as a result, no impairment losses were recorded in fiscal 2003. The following table presents the effect of SFAS 142 on net loss had the accounting standard been in effect for the year ended December 31, 2001.

	Fiscal Year Ended
	2001	2002	2003
	(dollars in thousands)
Net loss, as reported	$(4,609)	$(3,446)	$(32,470)
Amortization of goodwill	331	—	—

Pro forma net loss	$(4,278)	$(3,446)	$(32,470)

        q.    Self-insurance Reserves

        The Company self-insures certain risks, including medical, workers' compensation, property, and general liability, up to varying limits. Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk. The Company's policy deductibles are $125,000 for annual medical and dental benefits per person. Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss. The self-insured reserves are reported on the balance sheet under Self-insurance reserve.

        r.    Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash, rebates and other receivables, accounts payable, and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair value because of their short-term maturity. The fair value of the Company's long-term debt instruments is estimated based on the current rates offered to the Company. Fair-value estimates are made at a specific point in time, based on relevant market information.

        Information about the fair value of on-balance-sheet financial instruments at December 30, 2002 and December 29, 2003 is presented below:

	2002		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash	$4,773	$4,773	$2,068	$2,068
Rebates and other receivables, net	3,018	3,018	2,060	2,060
FINANCIAL LIABILITIES
Accounts payable	7,825	7,825	8,659	8,659
Long-term debt, net of unamortized discount (a)	$159,188	$139,126	$168,686	$92,211

(a)
Amounts reflected for the Carrying Amounts are net of the unamortized discount. Amounts reflected for the Estimated Fair Value are based on formally reported data as of November 26, 2002 for the 2002 Estimated Fair Value and November 17, 2003 for the 2003 Estimated Fair Value.

        s.    Earnings per Share

        Earnings-per-share information is omitted because the Company's common stock does not trade in the public markets. Therefore, an earnings-per-share disclosure is not meaningful.

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

        u.    Reclassifications

        Certain prior-year accounts have been reclassified to conform to the current year's presentation.

        v.    Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 requires gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Standards No. 4, "Reporting Gains or Losses from the Extinguishment of Debt" ("SFAS 4"). Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board Opinion No. 30,"Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). SFAS 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13"), to require certain modifications to capital leases to be treated as a sale/leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002 and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. In accordance with the adoption of this standard, the Company's loss from extinguishment of debt has been classified as loss from continuing operations rather than as an extraordinary item.

        In January 2003, the FASB issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was subsequently revised in December 2003 ("FIN 46R"). FIN 46R requires a variable-interest entity to be consolidated by a company if that company is the primary beneficiary of the entity. A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable-interest entity's activities, entitled to receive a majority of the entity's residual returns, or both. FIN 46R also requires disclosures about variable-interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46R was applicable immediately to variable-interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after March 15, 2004. The Company has no material interest in any variable-interest entity, and does not expect the full adoption of FIN 46R to have a material impact on the Company's consolidated financial condition or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which instruments previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after

June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated balance sheet or consolidated statement of operations.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on the Company's consolidated balance sheet or consolidated statement of operations.

        In November 2002, EITF reached a consensus on Issue No. 00-21. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated balance sheet or consolidated statement of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." There was no material impact on the Company's consolidated balance sheet or consolidated statement of operations.

2. Lease Obligations

        The Company leases certain of its operating facilities under terms ranging up to 40 years including renewal options. These leases are classified as both operating and capital leases. Certain of the leases contain provisions calling for rentals based on sales or other provisions obligating the Company to pay related property taxes and certain other expenses.

        The following is a summary of property held under capital leases and included in the accompanying consolidated balance sheets:

	December 30, 2002	December 29, 2003
	(dollars in thousands)
Property held under capital leases	$7,293	$7,601
Less—Accumulated depreciation	(6,584)	(6,898)

Net property held under capital leases	$709	$703

        The following represents the minimum lease payments remaining under noncancelable operating leases and capitalized leases as of December 29, 2003:

Fiscal years ending	Operating Leases	Capitalized Leases
	(dollars in thousands)
2004	$18,950	$390
2005	16,836	360
2006	15,943	317
2007	15,693	232
2008	15,212	232
Thereafter	178,498	652

Total minimum lease payments	$261,132	$2,183

Less—Imputed interest (8.75% to 15.5%)		(751)

Present value of minimum lease payments		1,432
Less—Current portion		(218)

Long-term portion		$1,214

        Rental expense was $18.6 million, $20.3 million, and $19.6 million in 2001, 2002, and 2003, respectively. There were no prepaid occupancy costs as of the fiscal years ended December 30, 2002 and December 29, 2003, respectively.

3. Sale/Leaseback

        The Company entered into a sale/leaseback transaction in 1996. As of December 30, 2002 and December 29, 2003, the Company had $3.8 million and $3.6 million, respectively, in deferred gain on its balance sheet. This deferred amount is being amortized as a reduction of rental expense over the leaseback period.

4. Debt

	December 30, 2002	December 29, 2003
	(dollars in thousands)
Old Notes, interest only due semiannually beginning August 15, 1998 at 11.5%, principal due February 15, 2003	$3,410	$—
New Notes, interest only due semiannually beginning May 1, 2002 at 11.5%, principal due November 1, 2006	161,774	161,774
Unamortized discount on New Notes	(7,154)	(5,288)
New Credit Facility, interest on borrowings at prime rate plus 1.5%, facility expiring December 17, 2005	—	6,087
Junior Credit Facility, interest only due quarterly beginning December 31, 2003 at 13.0% interest, principal due February 24, 2006	—	5,000
Other	1,158	1,113

	159,188	168,686
Less—Current portion	(3,491)	(6,158)

Long-term portion	$155,697	$162,528

        Maturities of the debt (principal only) during the fiscal years following fiscal year-end 2003 are the following:

Principal Payment
(dollars in thousands)
2004	$6,158
2005	44
2006	166,823
2007	56
2008	63
Thereafter	830

Total Loan Principal Payments	$173,974

        In 2001, the Company entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for a new revolving credit facility (the "New Credit Facility"). The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount of $15.0 million. The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees. Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%. The New Credit Facility terminates on December 17, 2005. As of December 29, 2003, the Company had $8.9 million of letters of credit outstanding, primarily related to its self-insurance program, and $6.1 in cash borrowings on its revolver. The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios. On March 26, 2004, within the Amendment No. 5 to the loan agreement, the Company obtained a waiver from its lender related to the Company's failure to maintain certain financial covenants for the fiscal quarter ended December 29, 2003. The Company is working with its lender to negotiate modifications to its financial covenants. There can be no assurance that such negotiations will be successful or that the Company will not need to request additional waivers going forward.

        On October 31, 2003, the Company entered into a loan agreement for a junior credit facility ("Junior Credit Facility") with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group. The Company received proceeds of $4.6 million net of fees and costs. The Junior Credit Facility bears an interest rate of 13% per annum. The Junior Credit Facility expires February 24, 2006, and shares in a first-priority lien on all assets.

        Substantially all assets of the Company and its subsidiaries are pledged to senior lenders. In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating-balance requirements.

        On October 31, 2001, the Company consummated an exchange offer (the "Exchange") pursuant to which the Company offered to exchange its 11 1/2% Senior Secured Notes due 2006 (the "New Notes") for all of its $142.6 million outstanding 11 1/2% Senior Secured Notes due 2003 (the "Old Notes") and an offering (the "Offering") of $30.0 million aggregate principal amount of New Notes. After the consummation of the Exchange, the Offering, and related transactions (collectively, the "Refinancing"), the Company had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3.4 million aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161.8 million of the New Notes. The Refinancing substantially eliminates debt principal payments until November 2006.

        On February 17, 2003, the Company paid in full the $3.4 million outstanding in Old Notes.

        The Company's three wholly owned direct subsidiaries, ARG Enterprises, Inc., ARG Property Management Corporation, and ARG Terra, Inc. (collectively, the "Direct Subsidiaries"), jointly and severally guarantee, on a full and unconditional basis, the outstanding indebtedness of the Company evidenced by the New Notes. The Company has no material assets or operations that are independent of the Direct Subsidiaries. The Company's non-guarantor indirect subsidiary is minor. There are no restrictions on the ability of the Company to obtain funds from the Direct Subsidiaries by dividend or loan.

5. Income Taxes

        The Company's state income-tax provision, all of which was current, was $70,000, $48,000, and $10,000 in 2001, 2002, and 2003, respectively. No provision for federal income taxes was required in any year.

        The income-tax effects of temporary differences that give rise to significant portions of the Company's deferred income-tax assets and liabilities are as follows:

	Fiscal Year Ended
	December 30, 2002	December 29, 2003
	(dollars in thousands)
Deferred income-tax asset
Reserves and other accrued expenses not currently deductible for tax purposes	$3,080	$7,684
Long-lived asset impairment not recognized on tax return	2,813	6,493
Tax gain on sale/leaseback transactions, net	2,812	2,729
Net-operating-loss carryforward from continuing operations	44,641	47,889

Deferred income-tax asset	53,346	64,795

Deferred income-tax liability
Tax depreciation greater than depreciation for financial reporting purposes	(5,225)	(4,631)
Costs capitalized for financial reporting purposes and expensed on tax return	(3,146)	(3,386)
Other, net from continuing operations	(575)	(821)

Deferred income-tax liability	(8,946)	(8,838)

Deferred asset, net of deferred liability	44,400	55,957
Valuation allowance	(44,400)	(55,957)

Net deferred income-tax asset	$—	$—

        The effective tax rate differs from the federal statutory rate of 34 percent as a result of the following items (in thousands):

	Fiscal Year Ended
	December 31, 2001	December 30, 2002	December 29, 2003
	(dollars in thousands)
Federal income-tax provision (benefit) at statutory rates	$(1,543)	$(1,156)	$(11,037)
State income-tax provision for which no federal benefit was recorded	29	32	7
Losses for which no federal benefit was recorded	1,727	710	10,581
Nondeductible items, principally intangible amortization	117	462	459
Benefit of net-operating-loss carryforward	—	—	—
Cancellation of debt income	(260)	—	—

Provision for income taxes	$70	$48	$10

        At December 29, 2003, the Company had available net-operating-loss carryforwards for federal income-tax purposes of $108.3 million expiring in 2004 to 2023, and federal general-business-credit carryforwards of $11.1 million, expiring in 2014 to 2023. As a result of the conversion of preferred stock to common stock completed on August 15, 2003, the Company's use of net-operating-loss carryforwards may be restricted under Internal Revenue Code section 382. The Company fully reserves both the net-operating-loss and general-business-credit carryforwards because sufficient doubt exists regarding the Company's ability to use the carryforwards before expiration.

6. Commitments and Contingencies

        The Company is obligated under an employment agreement with an officer. The obligation under the agreement is $0.5 million per year and expires in 2004 unless extended.

        The Company has been named as defendant in various lawsuits. Management's opinion is that the outcome of such litigation will not materially affect the Company's financial position, results of operations, or cash flows.

        In connection with the Company's acquisition of certain operations of subsidiaries of Saga Corporation in 1987, the Company received indemnity commitments from Saga Corporation and Marriott Corporation with respect to former operations and properties that were not acquired by the Company but which had possible liability connections, through fee ownership, leases, lease assignments, and/or guaranties, to one or more of the subsidiaries acquired by the Company. Management is unable to estimate the potential maximum amount that could be claimed under the leases and guaranties. Some or all of the subject leases may have since terminated. In view of the considerable passage of time and the indemnifications received, management expects the leases and any related guaranties will not have a material impact to the Company's financial position, results of operations, or cash flows.

        In connection with the Company's disposition of certain of its operations to Spectrum Restaurant Group, Inc. ("SRG," formerly known as NBACo, Inc.), in 2000, the Company received indemnity commitments from SRG and certain of its subsidiaries (collectively, the "SRG Group") with respect to transferred operations and properties to cover possible liability connections, through leases, lease assignments, and/or guaranties, to the Company and/or its subsidiaries. With respect to such leases rejected by the SRG Group and the related reserve taken by the Company, see discussion below in Note 9. With respect to the several such leases that were not rejected by the SRG Group, management is unable to estimate the potential maximum amount that could be claimed under the leases and guaranties, but management expects its connection to non-rejected leases will not have a material impact to the Company's financial position, results of operations, or cash flows.

        In connection with the disposition of certain leaseholds by subsidiaries of the Company to parties other than members of the SRG Group, the subsidiaries received indemnity commitments from the buyer and sometimes other parties with respect to the transferred properties to cover possible liability connections, through leases, lease assignments, and/or guaranties, to the Company and/or its subsidiaries. Management is unable to estimate the potential maximum amount that could be claimed under the leases and guaranties, but management expects its connection to these leases will not have a material impact to the Company's financial position, results of operations, or cash flows.

7. Cumulative Preferred Stock, Mandatorily Redeemable

        Preferred stock dividends of the Company's mandatorily redeemable 12% pay-in-kind exchangeable preferred stock of 4,832 shares were issued on February 15, 2003 and 5,194 shares were issued on August 15, 2003. There were 74,448 shares of preferred stock outstanding on August 15, 2003. The Company converted all of its preferred stock on August 15, 2003 at the 110% liquidation preference to shares of its common stock and warrants to acquire additional shares of its common stock. The shareholders of the preferred stock received for each share of preferred stock 11.71 shares of common stock and a warrant. Each warrant, upon exercise with an exercise price of zero, represented 1,376,000 shares of common stock. Rights to exercise these warrants expired December 15, 2003. Upon the August 15, 2003 conversion to common stock, all rights of the preferred stock terminated.

8. Common Stock

        As of December 29, 2003, there were ten holders of record of the 102,442 outstanding shares of the Company's common stock. The Company has never paid dividends to common stockholders and has no plans to do so. There is currently no market for the Company's common stock, nor is such anticipated in the near future.

        Effective October 15, 2003, the Company amended its Certificate of Incorporation to implement a reverse stock split of the shares of the Company's common stock on a proportionate one-for-one million basis.

9. Related-Party Transactions

        On June 28, 2000, the Company sold all of the outstanding stock of the Non-Black Angus Subsidiaries to SRG, a company that is controlled by Anwar S. Soliman, a former Company executive, Director, and significant shareholder of the Company's common stock. The Company accounted for this business as a discontinued operation. The difference between net book value and proceeds was recorded as a charge to paid-in capital because of the related-party nature of the stock sale. The Company received $17.0 million in cash on June 28, 2000, and transferred certain assets and liabilities with a net book value of $43.4 million to SRG. Concurrent with the sale, advances between the Company and the Non-Black Angus Subsidiaries were eliminated. Paid-in capital of $27.0 million has been charged as a result of the sale. The Company retained the assets and liabilities associated with certain closed restaurants as well as certain liabilities, estimated on June 26, 2000 at $12.6 million, associated with the Non-Black Angus Subsidiaries.

        The Company satisfied its obligations to pay such liabilities. In 2003, the Company entered into an agreement with SRG that documented reimbursement, assumption, and indemnification obligations by SRG of remaining liabilities related to the Non-Black Angus Subsidiaries.

        On August 6, 2003, SRG and each of its subsidiaries filed in United States Bankruptcy Court a voluntary petition for bankruptcy and reorganization under Chapter 11. The Company has recorded a reserve of $8.5 million in 2003 in connection with possible claims arising from the SRG Group bankruptcies. Third parties have asserted claims against the Company and its subsidiaries for the SRG Group obligations, including claims for obligations under certain leases rejected by the SRG Group through bankruptcy procedures. Assuming the liability is measured as occupancy costs through the current term of the respective leases, without additional extension or modification, management estimates the high end of the range of possible exposures to be $11.5 million without discount. Of the reserve held as of December 29, 2003, $3.5 million is comprised of estimated lease obligations that are in arrears or due within the next twelve months. Management is uncertain, however, as to when payments will be made to satisfy claims that have been or may be asserted against the Company.

        The changes in the SRG Group bankruptcies reserve during the 52 weeks ended December 29, 2003 are as follows (dollars in thousands):

Beginning reserve balance	$—
New accruals	8,483
less: Cash paid	(559)

Reserve balance as of December 29, 2003	$7,924

10. Savings Plan

        The American Restaurant Group Savings and Investment Plan (the "Savings Plan") is a 401(k) plan established for the benefit of employees who satisfy certain requirements. These requirements include being 21 or older and completion of one year of service with a minimum of 1,000 hours worked. Subject to applicable limits imposed on tax-qualified plans, eligible employees may elect pre-tax contributions up to 20.0% of a participant's total earnings for a calendar year (but not in excess of $12,000 for 2003). Until January 2003, the Company made matching contributions to the Savings Plan equal to 25% of the participant's contributions up to 6% of the participant's earnings. During fiscal years 2001, 2002, and 2003, the Company contributed to the Savings Plan approximately $209,000, $191,000, and $13,000, respectively. At December 29, 2003, there were approximately 2,540 employees eligible and 365 contributors to the plan.

11. Loss from Discontinued Operations

        The following chart summarizes the calculation of the net loss for discontinued operations of the Non-Black Angus restaurants for the fiscal year 2002 related to liabilities associated with the stock sale in 2000 of our former subsidiaries. There was no activity in the discontinued operations in 2001 or 2003.

December 30, 2002
(dollars in thousands)
Direct operating costs	$400
General and administrative expense	100
Loss before taxes	(500)

Loss from discontinued operations	$(500)

QuickLinks

INDEX
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 30, 2002 AND DECEMBER 29, 2003
AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002, AND DECEMBER 29, 2003
AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002, AND DECEMBER 29, 2003
AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 30, 2002, AND DECEMBER 29, 2003
AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001, DECEMBER 30, 2002, and DECEMBER 29, 2003