Form 10-Q
period 2004-03-29
AMERICAN RESTAURANT GROUP INC
filed 2004-05-13
CIK 853083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2004

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

Yes  ☐    No ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of May 3, 2004 was 102,442.

AMERICAN RESTAURANT GROUP, INC.

PART I.         FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 29, 2003 AND MARCH 29, 2004

	December 29, 2003	(Unaudited) March 29, 2004
	(dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash	$2,068	$2,869
Rebates and other receivables, net	2,060	1,523
Inventories	2,823	2,675
Prepaid expenses	922	1,291

Total current assets	7,873	8,358

PROPERTY AND EQUIPMENT, net:
Land and land improvements	571	541
Buildings and leasehold improvements	34,614	34,112
Fixtures and equipment	11,240	11,320
Property held under capital leases	703	654
Construction in progress	201	193

Net property and equipment	47,329	46,820

OTHER ASSETS
Goodwill, net	8,287	8,287
Intangible assets, net	6,919	6,630
Other	2,414	2,422

Net other assets	17,620	17,339

Total assets	$72,822	$72,517

	December 29, 2003	(Unaudited) March 29, 2004
	(dollars in thousands)
CURRENT LIABILITIES:
Accounts payable	$8,659	$7,737
Accrued liabilities	3,439	2,923
Current portion of store-closure reserve	991	774
Current portion of SRG Group bankruptcies reserve	4,239	4,430
Gift-certificate liability	1,890	1,493
Gift-card liability	7,568	4,970
Self-insurance reserve	3,267	3,477
Accrued interest	3,391	8,097
Accrued employee costs	3,929	3,686
Accrued occupancy costs	5,415	6,203
Current portion of obligations under capital leases	218	193
Current portion of long-term debt	6,158	5,254

Total current liabilities	49,164	49,237

LONG-TERM LIABILITIES:
Obligations under capital leases	1,214	1,164
Store-closure reserve	6,051	6,051
SRG Group bankruptcies reserve	3,685	3,245
Long-term debt, net of unamortized discount	162,528	162,983

Total long-term liabilities	173,478	173,443

DEFERRED GAIN ON SALE-LEASEBACK	3,586	3,539

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 102,442 shares issued and outstanding at December 29, 2003 and March 29, 2004	1	1
Paid-in capital	81,893	81,893
Accumulated deficit	(235,300)	(235,596)

Total common stockholders’ deficit	(153,406)	(153,702)

Total liabilities and common stockholders’ deficit	$72,822	$72,517

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2003 AND MARCH 29, 2004

(UNAUDITED)

	Thirteen Weeks Ended
	March 31, 2003	March 29, 2004
	(dollars in thousands)
REVENUES	$73,739	$74,525

RESTAURANT COSTS:
Food and beverage	23,041	25,818
Payroll	22,100	23,346
Direct operating	19,035	15,477
Depreciation and amortization	1,815	1,759

GENERAL AND ADMINISTRATIVE EXPENSES	2,767	2,879

Operating profit	4,981	5,246

INTEREST EXPENSE, net	5,345	5,542

Loss before provision for income taxes	(364)	(296)

PROVISION FOR INCOME TAXES	2	—

Net Loss	(366)	(296)

PREFERRED STOCK DIVIDENDS, ISSUED AND ACCRUED	2,855	—

Loss to common stockholders	$(3,221)	$(296)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2003 AND MARCH 29, 2004

(UNAUDITED)

	March 31, 2003	March 29, 2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(366)	$(296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,815	1,759
Amortization of deferred gain on sale/leaseback	(54)	(47)
Amortization of discount on New Notes	467	467
(Increase) decrease in assets	(211)	268
Increase in current liabilities	3,791	562

Net cash provided by operating activities	5,442	2,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,042)	(921)

Net cash used in investing activities	(1,042)	(921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(3,420)	(916)
Payments on capital-lease obligations	(221)	(75)

Net cash used in financing activities	(3,641)	(991)

NET INCREASE IN CASH FROM OPERATIONS	759	801

CASH, at beginning of period	4,773	2,068

CASH, at end of period	$5,532	$2,869

Cash payments during the period:
Interest	$(374)	$(188)
Income taxes	(2)	—

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” ‘the registrant,”  “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 29, 2003 and March 29, 2004, the results of our operations for the thirteen weeks ended March 31, 2003 and March 29, 2004, and our cash flows for the thirteen weeks ended March 31, 2003 and March 29, 2004.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

Although we believe that we included all adjustments necessary for a fair presentation of the interim periods presented and that the disclosures are adequate to make the information presented not misleading, we suggest that these Consolidated Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 29, 2003.

2.             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is highly leveraged.  The Company has historically used cash flow from operations together with other liquidity sources to make required payments.  As of March 29, 2004, the Company had $1.2 million of availability under its New Credit Facility (defined in Note 4), no further availability under its Junior Credit Facility (defined in Note 4), and $2.9 million in cash on hand.  The Company has suffered recurring losses from operations, has a negative working-capital balance of $40.9 million, and has a net capital deficiency of $153.7 million as of March 29, 2004 that raise substantial doubt about its ability to continue as a going concern.  Management is currently evaluating alternatives for restructuring the Company’s overall outstanding debt and the associated interest rate.  The Company does not, however, expect to generate sufficient cash flows from operations in the future to fully meet all of its senior debt obligations.  Accordingly, the Company will need to refinance or restructure all or portions of such debt, obtain new financing, or possibly sell assets.  There can be no assurance that any such plans will be successful or that future financing or restructuring will be available or, if available, at a cost that is acceptable to the Company.

On May 3, 2004, the Company did not pay the $9.3 million semiannual interest payment then due on the New Notes (defined in Note 4).  Under the provisions of the indenture governing the New Notes, the Company has a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture) that entitles the holders of the New Notes to certain rights and remedies, including the right to accelerate the principal and interest due under the New Notes.  In turn, under the provisions of each of the Company’s credit facilities, the development of a right, irrespective of exercise, in the holders of the New Notes to accelerate the New Notes would cause an “Event of Default” (as such term is defined in each of the loan agreements governing the respective credit facilities with Wells Fargo Foothill, Inc. and TCW Shared Opportunity Fund III, L.P.) that allows the respective lender to exercise certain rights and remedies, including acceleration, under its facility.

As of May 13, 2004, the Company’s cash borrowings and letters of credit, totaling $14.6 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.  The Company is in discussions with the lender under the New Credit Facility to negotiate modifications to the calculation of the borrowing base, financial covenants, and other matters.  There can be no assurance such negotiations will be successful, that the lender, which has reserved its rights, will not exercise remedies available to it for noncompliance with the loan agreement, or that the Company will not need to negotiate future waivers for any noncompliance with the loan agreement.

The Company has engaged investment bankers Jefferies & Company, Inc. to act as its financial advisor to explore capital restructuring and to assist with discussions with its creditors and shareholders.  While the Company hopes that it will be able to negotiate successfully with its creditors and resolve its capital structure, there can be no assurances that it will be able to do so.  The Company will consider options available to it, including whether to seek in-court protections or enter into out-of-court agreements to extend negotiations beyond the grace period or to implement an agreed resolution of the Company’s capital structure.

3.             OPERATIONS

The Company’s operations are affected by local and regional economic conditions, including competition in the restaurant industry.

4.             Debt

	December 29, 2003	March 29, 2004
	(dollars in thousands)
New Notes, interest only due semiannually beginning May 1, 2002 at 11.5%, principal due November 1, 2006	$161,774	$161,774
Unamortized discount on New Notes	(5,288)	(4,821)
New Credit Facility, interest on borrowings at prime rate plus 1.5%, facility expiring December 17, 2005	6,087	5,183
Junior Credit Facility, interest only due quarterly beginning December 31, 2003 at 13.0% interest, principal due February 24, 2006	5,000	5,000
Other	1,113	1,101

	168,686	168,237
Less – Current portion	(6,158)	(5,254)

Long-term portion	$162,528	$162,983

Maturities of the debt (principal only) during the fiscal years following fiscal year-end 2003 are the following:

(dollars in thousands)	Principal Payment

2004	$6,158
2005	44
2006	166,823
2007	56
2008	63
Thereafter	830

Total Loan Principal Payments	$173,974

In 2001, the Company entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for a new revolving credit facility (the “New Credit Facility”).  The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount up to $15.0 million.  The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates on December 17, 2005, and shares in a first-priority lien on all assets.  As of March 29, 2004, the Company had $8.6 million of letters of credit outstanding, primarily related to its self-insurance program, and $5.2 in cash borrowings, leaving $1.2 million of availability under its New Credit Facility.  The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios.  On March 26, 2004, within the amendment No. 5 to the loan agreement, the Company obtained a waiver from its lender related to its failure to maintain certain financial covenants for the fiscal quarter ended December 29, 2003.  The Company is working with its lender to negotiate modifications to its financial covenants.  There can be no assurance that such negotiations will be successful or that the Company will not need to request additional waivers going forward.  As of May 13, 2004, the Company’s cash borrowings and letters of credit, totaling $14.6 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.  The Company is in discussions with the lender under the New Credit Facility to negotiate modifications to the calculation of the borrowing base, financial covenants, and other matters.  There can be no assurance such negotiations will be successful, that the lender, which has reserved its rights, will not exercise remedies available to it for noncompliance with the loan agreement, or that the Company will not need to negotiate future waivers for any noncompliance with the loan agreement.

On October 31, 2003, the Company entered into a loan agreement for a junior credit facility (“Junior Credit Facility”) with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group.  The Company received proceeds of $4.6 million net of fees and costs.  The Junior Credit Facility bears an interest rate of 13% per annum.  The Junior Credit Facility expires February 24, 2006, and shares in a first-priority lien on all assets.

Substantially all assets of the Company and its subsidiaries are pledged to senior lenders.  In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events. There are no compensating-balance requirements.

On October 31, 2001, the Company consummated an exchange offer (the “Exchange”) pursuant to which the Company offered to exchange its 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of its $142.6 million outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”) and an offering (the “Offering”) of $30.0 million aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), the Company had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3.4 million aggregate principal amount of the Old Notes) and assumed payment obligations equivalent to $161.8 million of the New Notes.  The Refinancing substantially eliminates debt principal payments until November 2006.

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

On May 3, 2004, the Company did not pay the $9.3 million semiannual interest payment then due on the New Notes.  Under the provisions of the indenture governing the New Notes, the Company has a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture).  See Note 2.

5.             INCOME TAXES

The tax provision against the pre-tax income in 2003 and in 2004 consisted of certain state income taxes and estimated federal income tax.  We previously established a valuation allowance against net-operating-loss carryforwards.

6.             SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q.  The subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company’s New Notes, and the aggregate net assets, earnings, and equity (deficit) of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity (deficit) of the Company (issuer) on a consolidated basis, as the Company has no significant operations.

7.             INSURANCE

The Company self-insures certain risks, including medical, workers’ compensation, property, and general liability, up to varying limits.  Deductible and self-insured limits have varied historically, ranging from $0 to $1,000,000 per incident depending on the type of risk.  The Company’s policy deductibles are $125,000 for annual medical and dental benefits per person.  Reserves for losses are established on a claims-made basis plus an actuarially determined provision for incurred-but-not-reported claims and the deductible or self-insured retention in place at the time of the loss.  The self-insured reserves are reported on the balance sheet under Self-insurance reserve.

8.             RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities  (“FIN 46”), which was subsequently revised in December 2003 (“FIN 46R”).  FIN 46R requires a variable-interest entity to be consolidated by a company if that company is the primary beneficiary of the entity.  A company is a primary beneficiary if it is subject to a majority of the risk of loss from the variable-interest entity’s activities, entitled to receive a majority of the entity’s residual returns, or both.  FIN 46R also requires disclosures about variable-interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46R was applicable immediately to variable-interest entities created after January 31, 2003, and will be effective for all other existing entities in financial statements for periods ending after December 15, 2004.  The Company has no material interest in any variable-interest entity, and does not expect the full adoption of FIN 46R to have a material impact on the Company’s consolidated financial condition or results of operations.

9.             COMMITMENTS AND CONTINGENCIES

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

Results of Operations

Thirteen weeks ended March 31, 2003 and March 29, 2004:

Revenues.  Total revenues increased from $73.7 million in the first quarter of 2003 to $74.5 million in the first quarter of 2004.  Same-store sales increased by 1.7% in the first quarter of 2004 compared to 2003. Of the sales increase, 5.1% resulted from an increase in customer counts during the first quarter of 2004 vs. the first quarter of 2003.  For the first quarter 2004, the average check declined 3.9% compared to the first quarter 2003.  The remaining 0.5% change was a result of an increase in beverage sales. There were 108 Black Angus restaurants operating as of March 31, 2003 and 105 Black Angus restaurants operating as of March 29, 2004.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased 3.4% from 31.2% in the first quarter of 2003 to 34.6% in the first quarter of 2004.  The increase is the result of higher beef prices and a lower average check.

Payroll Costs.  As a percentage of revenues, labor costs increased from 30.0% in the first quarter of 2003 to 31.3% in the first quarter of 2004.  The increase is a result of a combination of higher unit-staff labor because of the increased counts at lunch and dinner, and an increase in management labor primarily because of management labor-related benefits.

Direct Operating Costs:  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  Direct operating costs decreased from $19.0 million in the first quarter of 2003 to $15.5 million in the first quarter of 2004.  The decrease is primarily the result of $2.7 million in lower TV advertising expenses and $0.4 million savings incurred in a planned shift away from the use of outside janitorial services.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization remained stable at  $1.8 million in the first quarter of 2003 and 2004.

General and Administrative Expenses.  General and administrative expenses increased slightly, from $2.8 million in the first quarter of 2003 to $2.9 million in the first quarter of 2004.

Operating Profit.  As a result of the above items, operating profit increased from $5.0 million in the first quarter of 2003 to $5.2 million in the first quarter of 2004.  As a percentage of revenues, first-quarter operating profit was 6.8% in the first quarter of 2003 compared to 7.0% in the first quarter of 2004.

Interest Expense – Net.  Interest expense increased $0.2 million, from $5.3 million in the first quarter of 2003 to $ 5.5 million in the first quarter of 2004. The increase is primarily the result of the new Junior Credit Facility.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is highly leveraged.  The Company has historically used cash flow from operations together with other liquidity sources to make required payments.  As of March 29, 2004, the Company had $1.2 million of availability under its New Credit Facility (defined in Note 4 above), no further availability under its Junior Credit Facility (defined below), and $2.9 million in cash on hand. The Company has suffered recurring losses from operations, has a negative working-capital balance of $40.9 million, and has a net capital deficiency of $153.7 million as of March 29, 2004 that raise substantial doubt about its ability to continue as a going concern.  Management is currently evaluating alternatives for restructuring the Company’s overall outstanding debt and the associated interest rate.  The Company does not, however, expect to generate sufficient cash flows from operations in the future to fully meet all of its senior debt obligations.  Accordingly, the Company will need to refinance or restructure all or portions of such debt, obtain new financing, or possibly sell assets.  There can be no assurance that any such plans will be successful or that future financing or restructuring will be available or, if available, at a cost that is acceptable to the Company.

On May 3, 2004, the Company did not pay the $9.3 million semiannual interest payment then due on the New Notes (defined below).  Under the provisions of the indenture governing the New Notes, the Company has a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture) that entitles the holders of the New Notes to certain rights and remedies, including the right to accelerate the principal and interest due under the New Notes.  In turn, under the provisions of each of the Company’s credit facilities, the development of a right, irrespective of exercise, in the holders of the New Notes to accelerate the New Notes would cause an “Event of Default” (as such term is defined in each of the loan agreements governing the respective credit facilities with Wells Fargo Foothill, Inc. and TCW Shared Opportunity Fund III, L.P.) that allows the respective lender to exercise certain rights and remedies, including acceleration, under its facility.

The Company has engaged investment bankers Jefferies & Company, Inc. to act as its financial advisor to explore capital restructuring and to assist with discussions with its creditors and shareholders.  While the Company hopes that it will be able to negotiate successfully with its creditors and resolve its capital structure, there can be no assurances that it will be able to do so.  The Company will consider options available to it, including whether to seek in-court protections or enter into out-of-court agreements to extend negotiations beyond the grace period or to implement an agreed resolution of the Company’s capital structure.

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements, and for our working capital.  As of March 29, 2004, we had approximately $2.9 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  Our receivables are primarily from vendor rebates and credit-card transactions.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products.  Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working capital deficits, i.e., current liabilities exceed current assets.  As of March 29, 2004, our working capital deficit was $40.9 million.

We estimate that capital expenditures of $2.0 million to $5.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants, for expanding, reformatting, and extending the capabilities of existing restaurants, and for general corporate purposes.  Total capital expenditures were $1.0 million through the first quarter of 2003 and $0.9 million through the first quarter of 2004.  We estimate that capital expenditures in 2004 will be approximately $3.0 million.  When we open new restaurants, we intend to do so with small capital investments and to finance most of the expenditures through leases.

In 2001, we completed an exchange offer (the “Exchange”) in which we offered to exchange our 11½% Senior Secured Notes due 2006 (the “New Notes”) for all of our $142.6 million outstanding 11½% Senior Secured Notes due 2003 (the “Old Notes”). We simultaneously completed an offering (the “Offering”) of $30.0 million aggregate principal amount of New Notes.  After the consummation of the Exchange, the Offering, and related transactions (collectively, the “Refinancing”), we had no further payment obligations with respect to over 97.6% of the outstanding Old Notes (constituting all but $3.4 million aggregate principal amount of the Old Notes, which we redeemed in full on February 18, 2003) and assumed payment obligations equivalent to $161.8 million of the New Notes.  The Refinancing substantially eliminates senior debt principal payments until November 2006.

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

None of the Old Notes were outstanding at March 29, 2004.  Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made the last interest payment of $0.2 million on February 18, 2003.

Under the New Notes, we are obligated to make semiannual interest payments, on May 1 and November 1, through November 2006.

As discussed above, on May 3, 2004, we did not pay the $9.3 million semiannual interest payment then due on the New Notes.  Under the provisions of the indenture governing the New Notes, the Company has a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture).

We have $2.2 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

In 2001, we entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for a new revolving credit facility (the “New Credit Facility”).  The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount not to exceed $15.0 million.  The New Credit Facility provides for an unused line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates in December 2005, and shares in a first-priority lien on all assets.  As of March 29, 2004, we had $8.6 million of letters of credit outstanding, primarily related to our self-insurance program, and $5.2 in cash borrowings, leaving $1.2 million of availability under our New Credit Facility.  The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios.  On March 26, 2004, within the amendment No. 5 to the loan agreement, we obtained a waiver from our lender related to our failure to maintain certain financial covenants for the fiscal quarter ended December 29, 2003.  We are working with our lender to negotiate modifications to our financial covenants.  There can be no assurance that such negotiations will be successful or that we will not need to request additional waivers going forward.  As of May 13, 2004, the Company’s cash borrowings and letters of credit, totaling $14.6 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.  The Company is in discussions with the lender under the New Credit Facility to negotiate modifications to the calculation of the borrowing base, financial covenants, and other matters.  There can be no assurance such negotiations will be successful, that the lender, which has reserved its rights, will not exercise remedies available to it for noncompliance with the loan agreement, or that the Company will not need to negotiate future waivers for any noncompliance with the loan agreement.

On October 31, 2003, we entered into a loan agreement for a junior credit facility (“Junior Credit Facility”) with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group.  We received proceeds of $4.6 million net of fees and costs.  The Junior Credit Facility bears an interest rate of 13% per annum.  The Junior Credit Facility expires in February 2006, and shares in a first-priority lien on all assets.

American Restaurant Group, Inc. and its subsidiaries do not guaranty the borrowings of any other parties outside the consolidated group, but have contingent obligations under certain contracts and leases, including those connected to operations sold to the SRG Group.

Our contractual obligations (principal and interest) can be summarized as follows (dollars in thousands):

Contractual Obligations	Paid in Q1-2004	Remainder 2004	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Interest & principal – New Notes	$—	$18,604	$198,982	$—	$—	$217,586
Interest & principal — other debt	916	5,924	6,253	343	1,114	14,550
Capital leases	75	315	677	464	652	2,183
Operating leases	4,820	14,130	32,779	30,905	178,498	261,132
Total contractual cash	$5,811	$38,973	$238,691	$31,712	$180,264	$495,451

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

Critical Accounting Policies

Revenue Recognition.   We record revenue from the sale of food, beverage, and alcohol as products are sold.  We record proceeds from the sale of a gift card or gift certificate in current liabilities and recognize income when a holder redeems a gift card or gift certificate.  We recognize unredeemed gift cards and gift certificates as revenue only after such a period of time indicates, based on our Company’s historical experience, the likelihood of redemption is remote.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

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

Leases.  We lease equipment and operating facilities under both operating and capital leases.  In future periods, leases for similar equipment or facilities may not qualify for the accounting applied historically because of changes in terms or our credit status.  This would mean that we might be required to recognize more leases as capital leases in the future than we have in the past, causing a corresponding increase in our assets and liabilities, and adjustments to the associated depreciation and interest expense.  Conversely, if many leases in the future were classified as operating leases, rental expense would increase.

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $56.0 million and $53.1 million against the entire amount of our net deferred tax assets as of December 29, 2003 and March 29, 2004, respectively.  The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.

Long-Lived Assets.  We periodically review for impairment the carrying value of our long-lived assets.  We assess the recoverability of the assets based on the estimated, future, undiscounted cash flows of the assets.  If impairment is indicated, we write down the assets to fair market value based on estimated, future, discounted cash flows.  We periodically review each restaurant property and determine which properties may be considered for closure.  This determination is made based on poor operating results, deteriorating property values, and other factors.  In addition, we periodically review all restaurants with negative cash flows for impairment.  We assess the recoverability of the assets based on the restaurant’s estimated, future, undiscounted cash flows.  If impairment is indicated, we write down the assets to fair market value based on estimated, future, discounted cash flows.  In 2003, five restaurants were closed and two were impaired.  In the first quarter of 2004, no restaurants were closed or impaired.

Advertising Costs.  Advertising costs are expensed either as incurred or the first time the advertising takes place, in accordance with Statement of Position 93-7, Reporting of Advertising Costs.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of March 29, 2004 has not materially changed since December 29, 2003.  The market risk profile on December 29, 2003 is disclosed in our annual report on Form 10-K File No. 33-48183, for the fiscal year ended December 29, 2003.

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)     Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	May 12, 2004	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President

Date:	May 12, 2004	By:	/s/ William G. Taves

William G. Taves
Chief Financial Officer