Form 10-Q
period 2004-06-28
AMERICAN RESTAURANT GROUP INC
filed 2004-08-12
CIK 853083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2004

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

Former name, former address, and former fiscal year
if changed since last report.

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

Yes ☐    No ☒

The number of outstanding shares of the Company’s Common Stock (one cent par value) as of August 2, 2004 was 102,442.

AMERICAN RESTAURANT GROUP, INC.

2

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS:

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

DECEMBER 29, 2003 AND JUNE 28, 2004

	December 29, 2003	(Unaudited) June 28, 2004
	(dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash	$2,068	$1,444
Rebates and other receivables, net	2,060	1,420
Inventories	2,823	2,752
Prepaid expenses	922	1,429

Total current assets	7,873	7,045

PROPERTY AND EQUIPMENT, net:
Land and land improvements	571	512
Buildings and leasehold improvements	34,614	32,796
Fixtures and equipment	11,240	10,335
Property held under capital leases	703	613
Construction in progress	201	154

Net property and equipment	47,329	44,410

OTHER ASSETS:
Goodwill, net	8,287	8,287
Intangible assets, net	6,919	5,834
Other	2,414	2,404

Net other assets	17,620	16,525

Total assets	$72,822	$67,980

	December 29, 2003	(Unaudited) June 28, 2004
	(dollars in thousands)
CURRENT LIABILITIES:
Accounts payable	$8,659	$6,493
Accrued liabilities	3,439	2,069
Current portion of store-closure reserve	991	419
Current portion of SRG Group bankruptcies reserve	4,239	4,691
Gift-certificate liability	1,890	1,262
Gift-card liability	7,568	4,891
Self-insurance reserve	3,267	3,532
Accrued interest	3,391	12,926
Accrued employee costs	3,929	4,114
Accrued occupancy costs	5,415	5,944
Current portion of obligations under capital leases	218	198
Current portion of long-term debt	6,158	166,831

Total current liabilities	49,164	213,370

LONG-TERM LIABILITIES:
Obligations under capital leases	1,214	1,112
Store-closure reserve	6,051	6,018
SRG Group bankruptcies reserve	3,685	2,825
Long-term debt, net of unamortized discount	162,528	1,019

Total long-term liabilities	173,478	10,974

DEFERRED GAIN ON SALE-LEASEBACK	3,586	3,485

COMMON STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; 1,000,000 shares authorized; 102,442 shares issued and outstanding at December 29, 2003 and June 28, 2004	1	1
Paid-in capital	81,893	81,893
Accumulated deficit	(235,300)	(241,743)

Total common stockholders’ deficit	(153,406)	(159,849)

Total liabilities and common stockholders’ deficit	$72,822	$67,980

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THIRTEEN WEEKS AND THE TWENTY-SIX WEEKS ENDED JUNE 30, 2003 AND JUNE 28, 2004

(UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2003	June 28, 2004	June 30, 2003	June 28, 2004
	(dollars in thousands)		(dollars in thousands)
REVENUES	$71,176	$70,224	$144,915	$144,749

RESTAURANT COSTS:
Food and beverage	23,791	26,383	46,832	52,201
Payroll	22,283	22,324	44,383	45,670
Direct operating	16,664	14,903	35,699	30,380
Depreciation and amortization	1,817	1,801	3,632	3,560

GENERAL AND ADMINISTRATIVE EXPENSES	2,377	2,581	5,144	5,460
Loss on asset impairment	—	2,366	—	2,366
Restructuring expense	—	291	—	291

Operating profit (loss)	4,244	(425)	9,225	4,821

INTEREST EXPENSE, net	5,346	5,714	10,691	11,256

Loss before provision for income	(1,102)	(6,139)	(1,466)	(6,435)

PROVISION FOR INCOME TAXES	46	8	48	8

Loss from Continuing Operations	(1,148)	(6,147)	(1,514)	(6,443)

Loss from Discontinued Operations	(69)	—	(69)	—

Net Loss	(1,217)	(6,147)	(1,583)	(6,443)

PREFERRED STOCK DIVIDENDS, ISSUED AND ACCRUED	2,957	—	5,812	—

Loss to common stockholders	(4,174)	(6,147)	$(7,395)	$(6,443)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE TWENTY-SIX WEEKS ENDED MARCH 31, 2003 AND JUNE 28, 2004

(UNAUDITED)

	June 30, 2003	June 28, 2004
	(dollars in thousands)
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:

Net loss from continuing operating activities	$(1,514)	$(6,443)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation and amortization	3,632	3,560
Amortization of deferred gain on sale/leaseback	(101)	(101)
Amortization of discount on New Notes	933	933
Loss on impairment	—	2,366
Decrease in assets	248	204
Increase in current liabilities	869	2,554

Net cash provided by continuing operating activities	4,067	3,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,150)	(1,806)

Net cash used in investing activities	(2,150)	(1,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on indebtedness	(3,429)	(1,769)
Payments on capital-lease obligations	(441)	(122)

Net cash used in financing activities	(3,870)	(1,891)

NET DECREASE IN CASH FROM CONTINUING OPERATIONS	(1,953)	(624)

NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	(69)	—

NET CHANGE IN CASH, CURRENT PERIOD	(2,022)	(624)

CASH, at beginning of period	4,773	2,068

CASH, at end of period	$2,751	$1,444

Cash payments during the period:
Interest	$(9,905)	$(680)
Income taxes	(28)	(8)

The accompanying notes are an integral part of these consolidated condensed statements.

AMERICAN RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

The Consolidated Condensed Financial Statements included were prepared by American Restaurant Group, Inc. without audit, in accordance with Securities and Exchange Commission Regulation S-X.  (References to “the Company,” ‘the registrant,”  “we,” “us,” or “our” refer to American Restaurant Group, Inc.)  In the opinion of our management, these Consolidated Condensed Financial Statements contain all adjustments necessary to present fairly our financial position as of December 29, 2003 and June 28, 2004, the results of our operations for the thirteen and twenty-six weeks ended June 30, 2003 and June 28, 2004, and our cash flows for the twenty-six weeks ended June 30, 2003 and June 28, 2004.  Our results for an interim period are not necessarily indicative of the results that may be expected for the year.

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

2.             GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is highly leveraged.  The Company has historically used cash flow from operations together with other liquidity sources to make required payments.  As of June 28, 2004, the Company had no further availability under its New Credit Facility (defined in Note 4), no further availability under its Junior Credit Facility (defined in Note 4), and $1.4 million in cash on hand.  The Company has suffered recurring losses from operations, has a negative working-capital balance of $206.3 million, and has a net capital deficiency of $159.8 million as of June 28, 2004 that raise substantial doubt about its ability to continue as a going concern.  Management is currently evaluating alternatives for restructuring the Company’s overall outstanding debt and the associated interest rate.  The Company does not, however, expect to generate sufficient cash flows from operations in the future to pay fully at maturity all of its senior debt obligations.  Accordingly, the Company will need to refinance or restructure all or portions of such debt, obtain new financing, or possibly sell assets.  There can be no assurance that any such plans will be successful or that future financing or restructuring will be available or, if available, at a cost that is acceptable to the Company.

On May 3, 2004, the Company did not pay the $9.3 million semiannual interest payment (the “Note Interest Default”), then due on the New Notes (defined in Note 4).  Under the provisions of the indenture governing the New Notes, the Company had a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture) that entitled the holders of the New Notes to certain rights and remedies, including the right to accelerate the principal and interest due under the New Notes.  In turn, under the provisions of each of the Company’s credit facilities, the development of a right, irrespective of exercise, in the holders of the New Notes to accelerate the New Notes would cause an “Event of Default” (as such term is defined in each of the New Credit Facility and the Junior Credit Facility) that allows the respective lender to exercise certain rights and remedies, including acceleration, under its facility.

On June 1, 2004, the Company entered into a forbearance agreement (the “Note Forbearance Agreement”) with holders in excess of  60% of the New Notes (the “Signing Holders”) pursuant to which the Signing Holders agreed to forbear from exercising rights and remedies with respect to the Note Interest Default.  The Note Forbearance Agreement has been extended until September 3, 2004, subject to certain terms and conditions.

As of June 28, 2004, the Company’s cash borrowings and letters of credit, totaling $15.0 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.  In addition, the Company was in default of the New Credit Facility because of a cross-default caused by the Note Interest Default and the Company’s failure to deliver financial statements carrying an opinion without qualifications from its auditors as required by the New Credit Facility.

On August 5, 2004, the Company entered into a forbearance agreement (the “NCF Forbearance Agreement”) with the lender under the New Credit Facility pursuant to which such lender agreed to forbear from exercising rights and remedies with respect to the certain defaults and events of default under the New Credit Facility until September 3, 2004, subject to certain terms and conditions.  Also on August 5, 2004, the Company increased the amount available under the New Credit Facility to $17.5 million.

As of June 28, 2004, the Company was also in default of the Junior Credit Facility because of a cross-default caused by the Note Interest Default and the Company’s failure to deliver financial statements carrying an opinion without qualifications from its auditors as required by the Junior Credit Facility.

On August 12, 2004, the Company entered into a forbearance agreement (the “Junior Forbearance Agreement”) with the lender under the Junior Credit Facility pursuant to which such lender agreed to forbear from exercising its rights and remedies with respect to certain defaults and events of default under the Junior Credit Facility until September 3, 2004, subject to certain terms and conditions.

There can be no assurances that any or all of the Note Forbearance Agreement, the NCF Forbearance Agreement, or the Junior Forbearance Agreement will be extended beyond September 3, 2004 or that the Company will not need to negotiate future forbearance agreements for any noncompliance with its debt documents.

The Company has retained the consulting firm of Alvarez and Marsal, Inc. to provide restructuring advisory services to its Board of Directors and to assist the Company in the restructuring process of its organization.  The Company also has engaged investment bankers Houlihan Lokey Howard & Zukin to explore financial restructuring alternatives and assist with discussions with the Company’s creditors and shareholders.  Certain holders of the New Notes have formed an informal committee and have engaged a financial advisor and outside legal counsel at the Company’s expense.  The Company has commenced restructuring negotiations with the committee’s advisors, the lender under the New Credit Facility, the lender under the Junior Credit Facility, and the Company’s majority shareholder group.  The Company is also in negotiations with the lessors of certain of the Company’s unfavorable leases.  There is the possibility that a restructuring may be implemented through an out-of-court arrangement if the Company were to reach satisfactory agreements with many of the parties.  However, no restructuring agreements have been reached with any party, and there can be no assurance that the Company will reach any such agreement with any particular party.   If no such agreements can be reached or if any agreement(s) that may be reached cannot be implemented through an out-of-court transaction, the Company will likely seek protection under the United States Bankruptcy Code to further pursue its restructuring alternatives and/or to implement any agreement(s) that may be reached.

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

On May 3, 2004, the Company did not pay the $9.3 million semiannual interest payment then due on the New Notes.  Under the provisions of the indenture governing the New Notes, the Company had a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture).  See Note 2.

On June 1, 2004, the Company entered into the New Note Forbearance Agreement pursuant to which the Signing Holders agreed to forbear from exercising rights and remedies with respect to such “Event of Default.”  The New Note Forbearance Agreement has been extended until September 3, 2004, subject to certain terms and conditions.

Due to the default, the long term debt related to the New Notes and Junior Credit Facility has been reclassified to current on the accompanying balance sheet.

In 2001, the Company entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for a new revolving credit facility (the “New Credit Facility”).  The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount up to $17.5 million.  The New Credit Facility provides for an unused-line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates on December 17, 2005, and shares in a first-priority lien on substantially all personal property and certain real property leases.  The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios.  As of June 28, 2004, the Company had $10.7 million of letters of credit outstanding, primarily related to its self-insurance program, and $4.3 in cash borrowings, with no availability at that time under its New Credit Facility.  Such cash borrowings and letters of credit, totaling $15.0 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.

On August 5, 2004, the Company amended the New Credit Facility to increase the maximum amount available under the New Credit Facility to $17.5 million and to modify both the borrowing base and the financial covenants thereunder.  On August 5, 2004, the Company entered into the NCF Forbearance Agreement with the lender under the New Credit Facility pursuant to which such lender agreed to forbear from exercising rights and remedies with respect to certain defaults and events of default under the New Credit Facility until September 3, 2004.  See Note 2.

On October 31, 2003, the Company entered into a loan agreement for a junior credit facility (“Junior Credit Facility”) with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group.  The Company received proceeds of $4.6 million net of fees and costs.  The Junior Credit Facility bears an interest rate of 13% per annum.  The Junior Credit Facility expires February 24, 2006, and shares in a first-priority lien on substantially all personal property and certain real property leases.

On August 5, 2004, the Company amended the Junior Credit Facility to permit additional borrowing in amount up to $17.5 under the New Credit Facility.  On August 12, 2004, the Company entered into the Junior Forbearance Agreement with the lender under the Junior Credit Facility pursuant to which such lender agreed to forbear from exercising its rights and remedies with respect to certain defaults and events of default under the Junior Credit Facility until September 3, 2004.  See Note 2.

Substantially all personal property and certain real property leases of the Company and its subsidiaries are pledged to senior lenders.  In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating-balance requirements.

	December 29, 2003	June 28, 2004
	(dollars in thousands)
New Notes, interest only due semiannually beginning May 1, 2002 at 11.5%, principal due November 1, 2006*	$161,774	$161,774
Unamortized discount on New Notes	(5,288)	(4,354)
New Credit Facility, interest on borrowings at prime rate plus 1.5%, facility expiring December 17, 2005*	6,087	4,341
Junior Credit Facility, interest only due quarterly beginning December 31, 2003 at 13.0% interest, principal due February 24, 2006*	5,000	5,000
Other	1,113	1,089

	168,686	167,850
Less – Current portion	(6,158)	(166,831)

Long-term portion	$162,528	$1,019

*Because of the Event of Default, the obligation is deemed accelerated and payable at the end of the respective forbearance agreement because it may become due at such time rather than at the respective maturity date absent such acceleration.

Maturities of the debt (principal only) during the fiscal years following fiscal year-end 2003 are the following (without giving effect to the defaults described in Note 2):

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

6.             SUBSIDIARY GUARANTORS

Separate financial statements of our subsidiaries are not included in this report on Form 10-Q.  The subsidiaries are fully, unconditionally, jointly, and severally liable for our obligations under the Company’s New Notes.  Because the Company has no significant operations, the aggregate net assets, earnings, and equity (deficit) of such subsidiary guarantors are substantially equivalent to the net assets, earnings, and equity (deficit) of the Company (issuer) on a consolidated basis.

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

9.             ASSET IMPAIRMENT

In the second quarter of 2004, we recorded a total of $2.4 million in charges related to asset impairments for four under-performing restaurants.  As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” $1.9 million in fixed assets and $0.5 million of intangibles were written down for these locations.  The assets consisted of buildings/leasehold improvements, and fixtures /equipment. Fair market value of the leasehold improvements was determined based on discounted cash flows and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.

As discussed in Note 2, in connection with the restructuring of the Company’s debt obligations, the Company may seek protection under the United States Bankruptcy Code to further pursue its restructuring alternatives and/or to implement agreements that may be reached.  In such an event, the Company may elect to reject certain leases deemed unfavorable and may, in connection thereto, have additional asset write-downs.

10.           STORE CLOSURE

On June 20, 2004, we closed one of our locations.

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

Results of Operations

Thirteen weeks ended June 30, 2003 and June 28, 2004:

Revenues.  Total revenues decreased from $71.2 million in the second quarter of 2003 to $70.2 million in the second quarter of 2004.  Same-store sales decreased by 0.6% in the second quarter of 2004 compared to 2003.  Of the sales decrease, 1.6% resulted from a decrease in customer counts during the second quarter of 2004 vs. the second quarter of 2003.  For the second quarter 2004, the average check improved 0.6% compared to the second quarter 2003.  Beverage sales improved 1.6% during the second quarter of 2004 vs. the second quarter of 2003.  The remaining change was a result of having five fewer stores operating during the quarter.  There were 109 Black Angus restaurants operating as of June 30, 2003 and 104 Black Angus restaurants operating as of June 28, 2004.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased 4.2% from 33.4% in the second quarter of 2003 to 37.6% in the second quarter of 2004.  Of the 4.2% increase, 3.3% was due to higher beef prices with the remainder of the difference the result of an increase in promotional sales being a greater part of the overall sales mix.

Payroll Costs.  As a percentage of revenues, labor costs increased from 31.3% in the second quarter of 2003 to 31.8% in the second quarter of 2004.  The increase results from transferring janitorial services from third-party contractors to our employees.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  Direct operating costs decreased from $16.7 million in the second quarter of 2003 to $14.9 million in the second quarter of 2004.  The decrease is the result of lower TV advertising expenses, the transferring of janitorial services to our employees, and less occupancy expenses as a result of operating fewer locations.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization remained stable at $1.8 million in the second quarter of 2003 and 2004.

General and Administrative Expenses.  General and administrative expenses increased slightly, from $2.4 million in the second quarter of 2003 to $2.6 million in the second quarter of 2004.  The increase is a result of higher legal and consulting services.

Loss on Asset Impairment.  In the second quarter of 2004, we recorded a total of $2.4 million in charges related to asset impairments for four under-performing restaurants.  As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” $1.9 million in fixed assets and $0.5 million of intangibles were written down for these locations.  The assets consisted of buildings/leasehold improvements, and fixtures/equipment.  Fair market value was determined based on discounted cash flows of the leasehold improvements and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.

Restructuring Expense. We paid $0.3 million in the second quarter of 2004 to advisors in connection with the possible restructuring of our New Notes (defined below under the segment captioned “Liquidity and Capital Resources”).

Operating Profit(Loss).  As a result of the above items, operating profit decreased from $4.2 million in the second quarter of 2003 to a loss of $0.4 million in the second quarter of 2004.

Interest Expense — Net.  Our interest expense increased from $5.3 million in the second quarter of 2003 to $5.7 million in the second quarter of 2004.  The increase is primarily the result of the new Junior Credit Facility and default interest due as a result of not making the May 3rd interest payment on our New Notes.

Twenty-Six Weeks ended June 30, 2003 and June 28, 2004

Revenues.  Total revenues decreased slightly from $144.9 million in the first half of 2003 to $144.7 million in the first half of 2004.  Same-store sales increased by 0.6% in the first half of 2004 compared to 2003.  Of the sales increase, 1.8% resulted from an increase in customer counts during the first half of 2004 vs. the first half of 2003.  For the first half of 2004, the average check decreased 1.7% compared to the first half of 2003.  Beverage sales improved 3.8% during the first half of 2004 vs. the first half of 2003.  The remaining change was a result of having five fewer stores.  There were 109 Black Angus restaurants operating as of June 30, 2003 and 104 Black Angus restaurants operating as of June 28, 2004.

Food and Beverage Costs.  As a percentage of revenues, food and beverage costs increased from 32.3% in the first half of 2003 to 36.1% in the first half of 2004.  Of the 3.8% increase, 2.3% was due to higher beef prices with the remainder of the difference the result of an increase in promotional sales being a greater part of the overall sales mix.

Payroll Costs.   As a percentage of revenues, labor costs increased from 30.6% in the first half of 2003 to 31.6% in the first half of 2004.  The increase results from transferring janitorial services from third-party contractors to our employees.

Direct Operating Costs.  Direct operating costs consist of occupancy, advertising, and other expenses incurred by individual restaurants.  Direct operating costs decreased from $35.7 million in the first half of 2003 to $30.4 million in the first half of 2004.  The decrease is the result of lower TV advertising expenses, the transferring of janitorial services to our employees, and less occupancy expenses as a result of operating fewer locations.

Depreciation and Amortization.  Depreciation and amortization consists of depreciation of fixed assets used by individual restaurants and at the Black Angus and corporate offices, as well as amortization of intangible assets.  Depreciation and amortization remained consistent at $3.6 million in the first half of 2003 and 2004.

General and Administrative Expense.  General and administrative expenses increased from $5.1 million in the first half of 2003 to $5.5 million in the first half of 2004.  The increase is a result of higher legal and consulting services.

Loss on Asset Impairment.  We recorded a total of $2.4 million in charges related to asset impairments for four under-performing restaurants.  As required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” $1.9 million in fixed assets and $0.5 million of intangibles were written down for these locations.  The assets consisted of buildings/leasehold improvements, and fixtures/equipment.  Fair market value was determined based on discounted cash flows of the leasehold improvements and the lower of the net book value or an estimate of current liquidation value for fixtures and equipment.

Restructuring Expense. We paid $0.3 million in the first half of 2004 to advisors in connection with the possible restructuring of our on our New Notes.

Operating Profit.  As a result of the above items, operating profit decreased from $9.2 million in the first half of 2003 to $4.8 million in the first half of 2004.

Interest Expense — Net.  Our interest expense increased from $10.7 million in the first half of 2003 to $11.3 million in the first half of 2004.  The increase is primarily the result of the new Junior Credit Facility and default interest due as a result of not making the May 3rd interest payment on our New Notes.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is highly leveraged.  We have historically used cash flow from operations together with other liquidity sources to make required payments.  As of June 28, 2004, we had no further availability under its loan agreement with Wells Fargo Foothill, Inc. (“New Credit Facility”), no further availability under our loan agreement with TCW Shared Opportunity Fund III, L.P. (“Junior Credit Facility), and $1.4 million in cash on hand.  We have suffered recurring losses from operations, have a negative working-capital balance of $206.3 million, and have a net capital deficiency of $159.8 million as of June 28, 2004 that raise substantial doubt about our ability to continue as a going concern.  Management is currently evaluating alternatives for restructuring the Company’s overall outstanding debt and the associated interest rate.  We do not, however, expect to generate sufficient cash flows from operations in the future to pay fully at maturity all of its senior debt obligations.  Accordingly, we will need to refinance or restructure all or portions of such debt, obtain new financing, or possibly sell assets.  There can be no assurance that any such plans will be successful or that future financing or restructuring will be available or, if available, at a cost that is acceptable to us.

On May 3, 2004, we did not pay the $9.3 million semiannual interest payment (the “Note Interest Default”), then due on our 11½% Senior Secured Notes due 2006 (“New Notes”).  Under the provisions of the indenture governing the New Notes, we had a grace period ending June 2, 2004 within which to make the interest payment before there was an “Event of Default” (as such term is defined in the indenture) that entitled the holders of the New Notes to certain rights and remedies, including the right to accelerate the principal and interest due under the New Notes.  In turn, under the provisions of each of our credit facilities, the development of a right, irrespective of exercise, in the holders of the New Notes to accelerate the New Notes would cause an “Event of Default” (as such term is defined in each of the New Credit Facility and the Junior Credit Facility) that allows the respective lender to exercise certain rights and remedies, including acceleration, under its facility.

On June 1, 2004, we entered into a forbearance agreement (the “Note Forbearance Agreement”) with holders in excess of 60% of the New Notes (the “Signing Holders”) pursuant to which the Signing Holders agreed to forbear from exercising rights and remedies with respect to the Note Interest Default.  The Note Forbearance Agreement has been extended until September 3, 2004, subject to certain terms and conditions.

As of June 28, 2004, our cash borrowings and letters of credit, totaling $15.0 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the New Credit Facility.  In addition, we were in default of the New Credit Facility because of a cross-default caused by the Note Interest Default and our failure to deliver financial statements carrying an opinion without qualifications from our auditors as required by the New Credit Facility.

On August 5, 2004, we entered into a forbearance agreement (the “NCF Forbearance Agreement”) with the lender under the New Credit Facility pursuant to which such lender agreed to forbear from exercising rights and remedies with respect to the certain defaults and events of default under the New Credit Facility until September 3, 2004, subject to certain terms and conditions.  Also on August 5, 2004, we increased the amount available under the New Credit Facility to $17.5 million.

As of June 28, 2004, we were also in default of the Junior Credit Facility because of a cross-default caused by the Note Interest Default and our failure to deliver financial statements carrying an opinion without qualifications from our auditors as required by the Junior Credit Facility.

On August 12, 2004, we entered into a forbearance agreement (the “Junior Forbearance Agreement”) with the lender under the Junior Credit Facility pursuant to which such lender agreed to forbear from exercising its rights and remedies with respect to certain defaults and events of default under the Junior Credit Facility until September 3, 2004, subject to certain terms and conditions.

There can be no assurances that any or all of the Note Forbearance Agreement, the NCF Forbearance Agreement, or the Junior Forbearance Agreement will be extended beyond September 3, 2004 or that we will not need to negotiate future forbearance agreements for any noncompliance with our debt documents.

We have retained the consulting firm of Alvarez and Marsal, Inc. to provide restructuring advisory services to our Board of Directors and to assist us in the restructuring process of our organization.  We also have engaged investment bankers Houlihan Lokey Howard & Zukin to explore financial restructuring alternatives and assist with discussions with our creditors and shareholders.  Certain holders of the New Notes have formed an informal committee and have engaged a financial advisor and outside legal counsel at the Company’s expense.  We have commenced restructuring negotiations with the committee’s advisors, the lender under the New Credit Facility, the lender under the Junior Credit Facility, and our majority shareholder group.  We are also in negotiations with the lessors of certain of our unfavorable leases.  There is the possibility that a restructuring may be implemented through an out-of-court arrangement if we were to reach satisfactory agreements with many of the parties.  However, no restructuring agreements have been reached with any party, and there can be no assurance that we will reach any such agreement with any particular party.   If no such agreements can be reached or if any agreement(s) that may be reached cannot be implemented through an out-of-court transaction, we will likely seek protection under the United States Bankruptcy Code to further pursue our restructuring alternatives and/or to implement any agreement(s) that may be reached.

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facilities.  We require capital principally for the acquisition and construction of new restaurants, the remodeling of existing restaurants, and the purchase of new equipment and leasehold improvements, and for our working capital.  As of June 28, 2004, we had approximately $1.4 million of cash.

In general, restaurant businesses do not have significant accounts receivable because sales are made for cash or by credit-card vouchers, which are ordinarily paid within three to five days.  Our receivables are primarily from vendor rebates and credit-card transactions.  The restaurants do not maintain substantial inventory as a result of the relatively brief shelf life and frequent turnover of food products.  Additionally, restaurants generally are able to obtain trade credit in purchasing food and restaurant supplies.  As a result, restaurants are frequently able to operate with working-capital deficits, i.e., current liabilities exceed current assets.  As of June 28, 2004, our working-capital deficit was $206.3 million.

We estimate that capital expenditures of $4.0 million to $6.0 million are required annually to maintain and refurbish our existing restaurants.  Other capital expenditures, which are generally discretionary, are primarily for the construction of new restaurants, for expanding, reformatting, and extending the capabilities of existing restaurants, and for general corporate purposes.  Total capital expenditures were $2.2 million through the first half of 2003 and $1.8 million through the first half of 2004.  When we open new restaurants, we intend to do so with small capital investments and to finance most of the expenditures through leases.

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

None of the Old Notes were outstanding at June 28, 2004.  Under the Old Notes, we were obligated to make semiannual interest payments on February 15 and August 15 through February 2003.  Accordingly, we made the last interest payment of $0.2 million on February 18, 2003 when the outstanding balance on the Old Notes of $3.4 million was fully retired at the maturity date.

Under the New Notes, we are obligated to make semiannual interest payments, on May 1 and November 1, through November 2006.

As discussed above, on May 3, 2004, we did not pay the $9.3 million semiannual interest payment then due on the New Notes.  Under the provisions of the indenture governing the New Notes, the Company had a grace period ending June 2, 2004 within which to make the interest payment before there is an “Event of Default” (as such term is defined in the indenture).

On June 1, 2004, we entered in the Note Forbearance Agreement with the Signing Holders pursuant to which the Signing Holders agreed to forbear from exercising rights and remedies in respect to the Note Interest Default.  The Note Forbearance Agreement has been extended until September 3, 2004, subject to certain terms and conditions.

In 2001, we entered into a loan agreement with Wells Fargo Foothill, Inc. (then known as Foothill Capital Corporation) for the New Credit Facility.  The New Credit Facility presently provides for cash borrowings and letters of credit in an aggregate amount up to $17.5 million.  The New Credit Facility provides for an unused-line fee payable monthly in arrears, fees payable on outstanding letters of credit, as well as certain additional fees.  Borrowings under the New Credit Facility bear interest at the prime rate announced by Wells Fargo Bank, National Association plus 1.5%.  The New Credit Facility terminates on December 17, 2005, and shares in a first-priority lien on substantially all our personal property and certain real property leases.  The New Credit Facility includes certain restrictive covenants, including a requirement to maintain certain financial ratios.  As of June 28, 2004, we had $10.7 million of letters of credit outstanding, primarily related to our self-insurance program, and $4.3 in cash borrowings, with no availability under our New Credit Facility.  Such cash borrowings and letters of credit, totaling $15.0 million, exceeded the then-available borrowing base as calculated in the loan agreement governing the

New Credit Facility.

On August 5, 2004, we amended the New Credit Facility to increase the maximum amount available under the New Credit Facility to $17.5 million and to modify both the borrowing base and the financial covenants thereunder.  On August 5, 2004, we entered into the NCF Forbearance Agreement with the lender under the New Credit Facility pursuant to which such lender agreed to forbear from exercising rights and remedies with respect to certain defaults and events of default under the New Credit Facility until September 3, 2004, subject to certain terms and conditions.

On October 31, 2003, we entered into the Junior Credit Facility with TCW Shared Opportunity Fund III, L.P., an entity related to a group of funds that constitute the majority shareholder group.  We received proceeds of $4.6 million net of fees and costs.  The Junior Credit Facility bears an interest rate of 13% per annum.  The Junior Credit Facility expires February 24, 2006, and shares in a first-priority lien on substantially all our personal property and certain real property leases.

On August 5, 2004, we amended the Junior Credit Facility to permit additional borrowing in amount up to $17.5 under the New Credit Facility.  On August 11, 2004, we entered into the Junior Forbearance Agreement with the lender under the Junior Credit Facility pursuant to which such lender agreed to forbear from exercising its rights and remedies with respect to certain defaults and events of default under the Junior Credit Facility until September 3, 2004, subject to certain terms and conditions.

American Restaurant Group, Inc. and its subsidiaries do not guaranty the borrowings of any other parties outside the consolidated group, but have contingent obligations under certain contracts and leases, including some of those connected to operations sold to Spectrum Restaurant Group, Inc. (the “SRG Group”).

We have $2.1 million in long-term debt that relates to mortgages and capital leases for improvements and equipment.

Our contractual obligations (principal and interest) can be summarized as follows (dollars in thousands):

Contractual Obligations	Paid in Q1&2-2004	Remainder 2004	2 to 3 Years	4 to 5 Years	After 5 Years	Total
Interest & principal – New Notes	$—	$217,586	$—	$—	$—	$217,586
Interest & principal — other debt	2,468	9,744	1,253	343	1,114	14,922
Capital leases	210	180	677	464	652	2,183
Operating leases	9,672	9,278	32,779	30,905	178,498	261,132
Total contractual cash	$12,350	$236,788	$34,709	$31,712	$180,264	$495,823

Substantially all our personal property and certain real property leases are pledged to our senior lenders.  In addition, our direct subsidiaries guarantee most of our indebtedness and such guarantees are secured by substantially all of the assets of the subsidiaries.  In connection with such indebtedness, contingent and mandatory prepayments may be required under certain specified conditions and events.  There are no compensating-balance requirements.

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

We believe that our financial statements are a reasonable representation of the realizable values of our assets, the level of our liabilities, and the amounts of revenues and expenses incurred in any given period.  There are estimates inherent in these amounts.  If circumstances cause us to close restaurants or we experience a decline in revenues, we may not be able to recover the represented value of all of our assets, such as property and equipment or intangible assets.  Our actual liabilities for matters, such as self-insurance, store closing reserves, gift certificates, or the SRG Group bankruptcies, could possibly be significantly higher or lower than our estimates if conditions are ultimately different than the assumptions used in determining the estimates.

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

Valuation Allowance for Deferred Tax Assets.  We provided a valuation allowance of $56.0 million and $54.6 million against the entire amount of our net deferred tax assets as of December 29, 2003 and June 28, 2004, respectively.  The valuation allowance was recorded given the losses we have incurred historically and uncertainties regarding future operating profitability and taxable income.

Long-Lived Assets.  We periodically review for impairment the carrying value of our long-lived assets.  We assess the recoverability of the assets based on the estimated, future, undiscounted cash flows of the assets.  If impairment is indicated, we write down the assets to fair market value based on estimated, future, discounted cash flows.  We periodically review each restaurant property and determine which properties may be considered for closure.  This determination is made based on poor operating results, deteriorating property values, and other factors.  In addition, we periodically review all restaurants with negative cash flows for impairment.  We assess the recoverability of the assets based on the restaurant’s estimated, future, undiscounted cash flows.  If impairment is indicated, we write down the assets to fair market value based on estimated, future, discounted cash flows.  In 2003, five restaurants were closed and two were impaired.  In the second quarter of 2004, one restaurant was closed because of an expiring term and four restaurants were impaired.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of June 28, 2004 has not materially changed since December 29, 2003.  The market risk profile on December 29, 2003 is disclosed in our annual report on Form 10-K File No. 33-48183 for the fiscal year ended December 29, 2003.

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

PART II.        OTHER INFORMATION

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

On May 3, 2004, we did not pay the $9.3 million interest payment then due on our New Notes.  On the date of this report, the amount of interest (including defaulted interest of $178,290) accrued on the New Notes is $14,831,122.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits

Exhibit No.	Description

31.1	Certificate (Section 302) of Chief Executive Officer. (Filed herewith.)

31.2	Certificate (Section 302) of Chief Financial Officer. (Filed herewith.)

32.1	Certificate (Section 906) of Chief Executive Officer and Chief Financial Officer. (Furnished herewith.)

99.1	Amendment No. 6 to the ARG/Wells Fargo Foothill Agreement. (Filed herewith.)

99.2	First Amendment to the Eligible Credit Facility (ARG/TCW Agreement.) (Filed herewith.)

99.3	Forbearance Agreement between Wells Fargo Foothill and ARG. (Filed herewith.)

99.4	Forbearance Agreement between TCW Shared Opportunity Fund III and ARG. (Filed herewith.)

99.5	Forbearance Agreement between bondholders and ARG. (Filed herewith.)

99.6	Bondholder forbearance extension letter dated July 30, 2004. (Filed herewith.)

99.7	Bondholder forbearance extension letter dated August 6, 2004. (Filed herewith.)

(b)   Form 8-K filed on May 3, 2004 – nonpayment of semiannual interest on notes.

(c)   Form 8-K filed on May 13, 2004 – announcement of first quarter 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT GROUP, INC.
(Registrant)

Date:	August 12, 2004	By:	/s/ Ralph S. Roberts

Ralph S. Roberts
Chief Executive Officer and President

Date:	August 12, 2004	By:	/s/ William G. Taves

William G. Taves
Chief Financial Officer